Form 10-Q
period 1995-09-30
AMRION INC
filed 1995-11-14
CIK 812788

U.S. SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q





[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended September 30, 1995


[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act
         of 1934 for the transition period from          to          .



                                            Commission file No. 0-18476



                                        AMRION, INC.
                  (Exact name of Registrant as specified in its charter)


                     Colorado                            84-1050628
         (State or other jurisdiction                (IRS Employer ID No.)
          of incorporation or organization)



       6565 Odell Place, Boulder, CO                    80301
    (Address of principal executive offices)          (Zip Code)


                                                    303-530-2525
                                                (Telephone Number)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X    No


Common stock, par value $.0011 per share: 5,013,938 shares outstanding as of 9/30/95.

                                                 PART 1. FINANCIAL
                                     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                            AMRION, INC. AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS

                                  AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994





                                                                  September 30,                   December 31,
                                                                          1995                       1994
                                                                   (Unaudited)                  (Audited)

                             Assets

Current:
  Cash and cash equivalents                                        $ 1,429,728                   $   120,931
  Accounts receivable, less allowance
    of $3,338 and $60,000
    for possible losses                                                   549,660                    539,301
  Inventories                                                           3,321,862                  4,704,771
  Mail supplies                                                         1,273,033                    588,711
  Deferred promotional mailing costs, net                                 569,691                    886,909
  Other                                                                564,012                       247,173

Total current assets                                                    7,707,986          7,087,796


Property and equipment, net                                             3,671,794                  3,333,857


Other assets:

 Marketable securities available for sale                               7,653,768                  7,495,769
 Mailing lists, net                                                     1,841,831                    974,244
 Intangible assets, net                                                   132,639                    141,177

Total other assets                                                   9,628,238                     8,611,190

Total assets                                                       $21,008,018                   $19,032,843















              See accompanying notes to the consolidated financial statements

                                            AMRION, INC. AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS

                                  AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994



                                                                       September 30,              December 31,
                                                                          1995                       1994
                                                                    (Unaudited)                 (Audited)


         Liabilities and Stockholders' Equity

Current:
 Accounts payable                                                  $ 1,730,775                   $ 2,551,992
 Accrued liabilities                                                      480,479                    265,514
 Income taxes payable                                                     135,422                      5,200

Total current liabilities                                               2,346,676                  2,822,706

Deferred income taxes                                                      74,000                     74,000

Total liabilities                                                       2,420,676                  2,896,706


Minority interest                                                         (37,858)                     8,681


Stockholders' equity:

 Common stock, $.0011 par value - shares
  authorized, 10,000,000; issued 5,013,938
  and 4,981,096                                                          5,515                         5,479
 Additional paid-in capital                                            11,771,234                 11,676,881
 Retained earnings                                                      7,130,672                  4,979,484
 Marketable securities valuation
  allowance                                                              (232,221)          (484,388)

                                                                       18,675,200                 16,177,456

 Treasury stock, at cost, 34,091 shares                                   (50,000)                   (50,000)

Total stockholders' equity                                             18,625,200         16,127,456

                                                                   $21,008,018                   $19,032,843













              See accompanying notes to the consolidated financial statements

                                            AMRION, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF INCOME

       FOR THE NINE AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994




                                          Nine months                                   Three months
                                              ended                                        ended
                                      September 30,                  September 30,


                                    1995              1994            1995          1994
                              (Unaudited)            (Unaudited)            (Unaudited)           (Unaudited)
Sales
 Product sales                $31,174,897     $19,034,020     $11,229,282    $ 6,881,862
 Returns and
  discounts           (1,494,517)                        (659,602)               (490,824)            (167,229)

Net sales                      29,680,380              18,374,418      10,738,458      6,714,633

Cost of sales:
 Cost of products     12,960,231                        8,168,483       4,903,272      2,988,962
 Cost of mailings      5,652,387                        2,704,524       1,791,994      1,014,265

 Cost of sales        18,612,618                       10,873,007       6,695,266      4,003,227

 Gross profit                  11,067,762               7,501,411                4,043,192           2,711,406

Operating expenses:
 Selling, general and
 administration                 8,305,581               5,639,395       2,889,827      2,070,182

Income from operations 2,762,181                        1,862,016       1,153,365        641,224

Other income, net                 631,880                 673,795         216,035        171,084

Income before taxes
 on income                      3,394,061               2,535,811                1,369,400             812,308

Income taxes           1,242,873                          941,883         504,323        249,364

Net income                     $2,151,188              $1,593,928      $  865,077     $  562,944


Net income per common
 and common equivalent
 share                         $      .42              $      .31      $      .17    $       .11


Weighted average number of
 common shares and common
 stock equivalents
 outstanding                    5,075,379               5,111,873       5,136,322     5,137,073








See accompanying summary of accounting policies and notes to financial statements

                                            AMRION, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994



                                                            Nine Months               Three Months
                                                                              ended                     ended
                                                                       September 30,                            September 30,

                                                                        1995           1994                1995                1994
                                                                  (Unaudited) (Unaudited)                  (Unaudited)  (Unaudited)
Cash flow from operating activities:
 Net income                                                       $2,151,188   $1,593,928    $ 865,077    $ 562,944
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                    608,651           384,692            248,471           157,911
    Minority interest share of loss
     on subsidiary                                                  (46,539)            --               (14,945)             --
    Changes in operating assets and
     liabilities:
    Accounts receivable                                             (10,359)         (146,784)           (90,386)          (42,471)
    Inventories                                                    1,382,909   (2,653,966)    1,700,084     865,971
    Mailing supplies                                                   (684,322)         (141,390)          (150,900)     127,500
    Deferred promotional mailing costs                                  317,218          (213,059)           236,580       27,852
    Other assets                                                    (316,839)             (825)          (474,984)           39,904
    Accounts payable                                             (821,217)             229,004             49,281          (945,573)
    Accrued liabilities                                              214,965           546,433             29,086           (33,951)
    Income taxes payable                                             130,222       (15,000)      51,737    (105,533)

Cash provided by operating activities                              2,925,877     (416,967)    2,449,101     654,554

Cash flows from investing activities:
 Sales and maturities of marketable securities
  available for sale in 1995                                          94,168                 -        (412,477)       -
 Purchase of property and equipment                                 (598,692)  (2,280,811)                  (323,618)    (196,136)
 Purchase of mailing lists and intangible
  assets                                                          (1,206,945)    (571,837)     (387,820)     (5,771)

Cash used in investing activities                                 (1,711,469)  (2,852,648)   (1,123,915)   (201,907)

Cash flows from financing activities:
 November 1993 stock offering expenses                             --             (35,050)              --              --
 Proceeds from director's violation of
  Section 16(b) of the 1934 SEC act                                --               2,758               --              --
Proceeds from issuance of common stock - net     94,389       82,260        44,875       8,755

Cash provided by financing activities                                 94,389       49,968        44,875       8,755

Net decrease in cash and cash equivalents       1,308,797    (3,219,647)    1,370,061      461,402

Cash and cash equivalents,
 at beginning of period                                              120,931    4,745,061       59,667    1,064,012

Cash and cash equivalents, at end of period   $1,429,728   $1,525,414   $1,429,728   $1,525,414







See accompanying summary of accounting policies and notes to financial statements

                                           AMRION, INC. AND SUBSIDIARY
                        CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended December 31, 1994.

The consolidated financial statements include the accounts of Amrion, Inc. ("Amrion") and those of its 90% owned subsidiary, Natrix International, LLC ("Natrix"), a Colorado Limited Liability Company. Amrion develops, manufactures and markets vitamins, herbal formulas, nutraceuticals and other nutritional supplements throughout the United States using a combination of direct mail, telemarketing and print advertising. Natrix is engaged in the marketing and distribution domestically of Bilberry 2020.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2

The Company's financial instruments exposed to concentrations of credit risk consist primarily of trade accounts receivable, cash equivalents and marketable securities. Concentrations of credit risk with respect to such accounts receivable are limited due to the Company's large customer base, generally short payment terms, and their dispersion across geographic areas.

The Company's cash equivalents are high quality money market accounts placed with major financial institutions. Marketable securities consist primarily of preferred and common stock and AAA rated tax-exempt municipal bonds. The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The investment policy limits the Company's exposure to concentrations of credit risk.

At September 30, 1995, all marketable equity and debt securities have been categorized as available for sale and as a result are stated at fair value. Unrealized gains and losses are included as a component of stockholders' equity until realized.

NOTE 3

Inventories are valued at the lower-of-cost or market. Cost is determined using the weighted average cost method.

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of related assets, generally 3 to 31.5 years. Maintenance and repair costs are expensed as incurred.

NOTE 4

The costs of mailed promotional materials are amortized over the expected promotional benefit period of three months.

Purchased mailing lists, trademarks and copyrights are amortized by the straight-line method over their estimated useful lives, which range from five to ten years. On an ongoing basis, the Company reviews the recoverability and amortization periods of intangible assets, taking into consideration any events or circumstances which could impair the assets' carrying value, and records adjustments when necessary.

PART I            FINANCIAL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period from January 1, 1995, to September 30, 1995.

The following review concerns the three and nine-month periods ended September 30, 1995, and September 30, 1994, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-Q.

Results of Operations

         For the three and nine-month periods ended September 30, 1995, and September 30, 1994.

Net sales for the three months ended September 30, 1995, were $10,738,000, an increase of $4,023,000 (60%) over the same period in 1994. Net sales for the nine months ended September 30, 1995, were $29,680,000, an increase of $11,306,000 (62%) over the same period in 1994. The continued growth in net sales for the quarter and nine months ended September 30, 1995, was a direct result of the Company's marketing program which enlarged the number of new customers by approximately 35%, and to a lesser extent, the Company's effort to diversify the product base with the introduction of 44 new products.

The Company has been able to expand sales through larger and more frequent customer acquisition mailings due to the nationwide trend towards preventive health care as a viable alternative to traditional medical treatment. The retail market for vitamin and nutritional supplements has grown dramatically from $3.5 billion in 1991 to an estimated $4.7 billion in 1994. The Company also attributes a portion of the increase in net sales to improvements in customer segmentation mailing programs within the existing customer base. In essence, the Company was able to continue to generate excellent sales response rates on smaller and more targeted mailings to its existing customers.

The Company intends to continue to implement new customer acquisition programs through mailings, telemarketing, direct response television, field sales representatives and expanded retail distribution programs. The Company will add up to 60 new products through these scheduled marketing programs for the remaining three months in 1995.

Cost of products increased to $4,903,000 and $12,960,000 for the three and nine-month periods ended September 30, 1995, compared to $2,989,000 and $8,168,000, respectively, for the same periods in 1994. However, as a percentage of net sales, cost of products decreased by 1% over the same nine-month period in the prior year due to reductions in product costs from in-house manufacturing. The Company believes its manufacturing facility will continue to reduce the cost of its products in 1995 and 1996. However, these savings may be offset by the increasing cost of raw materials from the Company's suppliers due to the possible continued deterioration of the value of the U.S. Dollar against foreign currencies and the general increase in demand for these products.

Cost of mailings increased to $1,792,000 and $5,652,000 for the three and nine-month periods ended September 30, 1995, compared to $1,014,000 and $2,705,000, respectively, for the same periods in 1994. As a percentage of net sales, cost of mailings increased to 17% for the three-month period ended September 30, 1995, from 15% for the same three-month period one year ago.

Overall, as a percentage of net sales, cost of mailings increased to 19% for the nine-month period ended September 30, 1995, from 15% for the same nine-month period one year ago. The increase as a percentage of net sales was due to the increased investment in customer acquisition mailings which have lower response rates than existing customer mailings. Additionally, the Company experienced increases in postage rates and paper costs for the nine-month period ended September 30, 1995. The Company is estimating the cost of mailings to be 19% of sales for the twelve months ended December 31, 1995.

     In the three months ended September 30, 1995, selling, general and administrative expenses ("SG&A") increased by $820,000 (40%) to $2,890,000 from the same period in the prior year. SG&A for the nine months ended September 30, 1995, increased by $2,667,000 (47%) to $8,306,000 compared to $5,639,000 for the nine months ended September 30, 1994. This significant increase of SG&A was due primarily to additional general and administrative expenses of approximately $1,723,000 and substantial increases in product marketing and development expenses of approximately $944,000 which were necessary to support the 62% growth in sales for the nine-month period ended September 30, 1995. However, SG&A as a percentage of net sales decreased to 28% for the nine-month period ended September 30, 1995, from 31% for the same nine-month period one year ago. In the three months ended September 30, 1995, net income increased by $302,000 (54%) to $865,000 compared to net income of $563,000 for the three months ended September 30, 1994. In the nine months ended September 30, 1995, net income increased by $557,000 (35%) to $2,151,000 compared to net income of $1,594,000 for the nine months ended September 30, 1994. As a percentage of net sales, net income decreased to 7.2% for the nine-month period ended September 30, 1995, from 8.7% for the same nine-month period one year ago. The decrease in net income as a percentage of net sales was due to the ongoing investment in the development of the Company's newer retail product lines. Liquidity and Capital Resources The Company generated $2,926,000 in cash from operating activities during the nine months ended September 30, 1995, compared to cash used of $417,000 for the same period in 1994. The net increase in cash from operating activities of $3,343,000 during the nine months ended September 30, 1995, versus the same period in 1994, was due to the increase in net income of $557,000 and the decrease of product inventories by $1,383,000 in 1995 compared to increases of $2,654,000 during 1994. The continued decrease of inventories by $1,700,000 and $1,383,000 during the three and nine-month periods ended September 30, 1995, was due to the Company's in-house manufacturing facility that began production in June 1994. This facility enhanced the Company's ability to increase product inventory turns during a period of rapidly expanding sales.

These cash sources were offset by a decrease of $606,000 in accounts payable and accrued liabilities and mailing supply inventory increases of $684,000 for the nine-month period ended September 30, 1995. For the same nine-month period in 1994, accounts payable and accrued liabilities increased by $775,000 and mailing supply inventories increased by $141,000.

Cash flows used by investing activities totaled $1,711,000 during the nine months ended September 30, 1995, versus $2,853,000 for the same period in 1994. The decrease in cash flows used by investing activities of $1,142,000 during 1995 compared to 1994, resulted from the acquisition of the Company's manufacturing facility for a cost of $1,770,000 in 1994. Cash flows generated by financing activities totaled $94,000 during the nine months ended September 30, 1995 as a result of stock options being exercised that were granted to directors and employees during 1993 and 1992. The Company has a $355,000 revolving line of credit agreement with a bank which bears interest at 1% over the bank's prime lending rate and expires on January 10, 1996. No amounts were outstanding at December 31, 1994 or June 30, 1995.

PART II OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

On July 20, 1995, the Company held its 1995 Annual Meeting of Shareholders. The following matters, and the shareholder vote on each matter, were considered by the Company's shareholders:

         1.  To adopt the Company's 1994 Non-Qualified Stock Option Plan:

                  2,058,483 shares voted for the proposal
                    259,863 shares voted against the proposal; and

                     30,091 shares abstained (including broker non-votes).


      2.  To adopt the Company's 1994 Non-Employee Director Stock Option Plan:

                  2,069,805 shares voted for the proposal

                    285,918 shares voted against the proposal; and
                     31,452 shares abstained (including broker non-votes).

      3. To adopt certain administrative amendments to the Company's Articles of Incorporation:

                  3,589,064 shares voted for the proposal
                    166,562 shares voted against the proposal; and
                     30,939 shares abstained (including broker non-votes).

         4. To adopt Article XI to the Company's restated articles of incorporation, specifying the circumstances under which certain related party transactions are permissible.

                  3,561,905 shares voted for the proposal
                    187,997 shares voted against the proposal; and
                     36,663 shares abstained (including broker non-votes).

       5. To adopt Articles XII and XIII of the Company's restated articles of incorporation, revising the indemnification provisions relating to officers and directors and limiting the monetary liability of officers and directors in accordance with the Colorado Business Corporation Act.

                  3,562,578 shares voted for the proposal
                    190,293 shares voted against the proposal; and
                     33,694 shares abstained (including broker non-votes).

         6. To ratify the appointment of BDO Seidman as the Company's independent public accountants.

                  3,755,006 shares voted for the proposal
                     10,772 shares voted against the proposal; and
                      9,964 shares abstained (including broker non-votes).

The Annual Meeting has been further adjourned to November 17, 1995 to consider certain other matters which were not voted upon during the July 20, 1995 meeting.

No other information is required to be included in response to Items 1-6 under
Part II of this form 10-Q. No report on Form 8-K was filed during the quarter ending September 30, 1995.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMRION, INC.

Date: November 14, 1995
                       by:
                         Jeffrey S. Williams, Chief Financial Officer

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMRION, INC.

Date: November 14, 1995
                        by: /s/ Jeffrey S. Williams
                         Jeffrey S. Williams, Chief Financial Officer