Form 10-K
period 1995-12-21
AMRION INC
filed 1996-04-04
CIK 812788

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995
                                                        or

[     ]  Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 (No Fee Required)

For the transition period from         to

Commission file number 0-18476
                                            AMRION, INC.
                      (Exact name of registrant as specified in its charter)

Colorado                                                     84-1050628
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

6565 Odell Place  Boulder, Colorado                          80301
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (303) 530-2525

Securities registered pursuant to Section 12(b) of the Act:  None

              Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.0011 per share
                                      (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 4, 1996, the aggregate market value of the voting stock held by non-affiliates was approximately $56,569,184 based upon the last transaction in the common stock known to the registrant.

The number of shares of the Registrant's $.0011 par value common stock outstanding as of March 4, 1996 was 5,035,563.
                         Documents Incorporated By Reference:
       Proxy Statement for the 1996 Annual Shareholders' Meeting is incorporated by reference into Part III.

                                                      Part I

ITEM I:   Business


GENERAL

Amrion, Inc. and its 90% owned subsidiary, Natrix International, LLC (collectively, the Company), are engaged in developing, producing and marketing innovative, safe, high quality nutritional supplements. The Company's products, which are guaranteed for potency and purity, include herbs, herbal formulas, nutraceuticals, vitamins, minerals and homeopathic medicinals.

The Company currently markets and sells approximately 600 products under Company-owned trademarks through four principal divisions and its subsidiary which target consumers through direct marketing, specialty retail and mass merchandising, health care professionals and international sales. The Company operates in one segment with four separate marketing divisions. Each division utilizes a combination of marketing strategies which may include catalog and direct mailings, print advertising, free standing inserts, package insert programs, retail merchandising, radio, coupons, point of sale materials and customer service calls. The Company does not depend on a few major customers and the loss of any single customer would not have an adverse effect on the Company's sales.

The Company's direct marketing sales are conducted by the Direct Marketing Division through two product lines.The Specialty Products Division markets nutritional supplement products primarily to health food stores, retail outlets, general sporting goods stores and independent distributors. The Health Care Professional Division was established to market nutritional supplements exclusively to health care professionals for dispensing to patients under professional supervision. The Company's International Division markets the Company's product lines primarily through distributors in Brazil, Hong Kong, Italy, Mexico, Malaysia, Portugal, Russia, Saudi Arabia and Taiwan. The
Company's  subsidiary,   Natrix  International, markets a line of nutritional
supplements through  mass  merchandisers.

In 1994, the Company established its own manufacturing facility and is currently producing approximately 75% of its products, which account for nearly 95% of the Company's sales. The establishment of its own manufacturing facility enhanced the Company's current operations by providing it the ability to better control and enhance turnaround time from order to delivery, reduce inventory levels, increase quality control and increase profit margins through the reduction of product costs.

The Company anticipates that it is well-positioned to continue its strategy of increasing sales to existing customers and attracting new customers through creative customer acquisition programs. In addition, the Company anticipates expanding its existing product lines to gain greater market share in the direct marketing, retail,mass merchandise, health care professional and international markets.


HISTORY

The Company was formed on January 21, 1987 under the name Herbs of China, Ltd. and was primarily engaged in the sale of Chinese herbal formulas to athletes. On August 18, 1988, the Company acquired 100% of the outstanding shares of Bioenergy Nutrients, Inc., a private Colorado corporation formed by the Company's President, Mark S. Crossen, which engaged in the developmen and marketing of nutritional supplements. Subsequently, Bioenergy Nutrients, Inc. was merged into the Company. In October 1988, the Company changed its name to Bioenergy Nutrients, Inc. to reflect the merger and in March 1993, the Company's name was changed to Amrion, Inc. to more adequately reflect its diverse operations.



On October 17, 1989, the Company completed a public offering of 341,772 shares of Common Stock through a warrant conversion program at a price of $1.47 per share. The net proceeds to the Company from the offering were approximately $446,000. The proceeds from this offering were used to expand the markets served by the Company, develop the Company's product lines and fulfill working capital requirements.

On November 2, 1993, the Company completed a public offering of 1,520,000 shares of Common Stock and 380,000 shares were sold by a shareholder at a price of $6.75 per share. On December 17, 1993 an additional 285,000 shares of Common Stock were sold at $6.75 through the Underwriter's 45-day option to cover over-allotments. The Company has also agreed to sell to John G. Kinnard, Incorporated, as representative of the Underwriters, for $50,a five-year warrant to purchase 190,000 shares of Common Stock exercisable at 120% of the price to the public. The net proceeds to the Company from the stock offering were $11,004,000 after expenses of $1,179,000. The net proceeds of this offering were used to establish and equip a manufacturing facility, develop and market new products for retail distribution and fulfill working capital needs.
See Prospectus dated November 2, 1993.


INDUSTRY OVERVIEW

According to industry sources, the retail market for vitamin and nutritional supplements has grown dramatically from $3.5 billion in 1991 to an estimated $5.2 billion in 1995. This growth is largely a result of an increased national interest in preventative health choices; favorable consumer attitude shifts toward natural health care; increased consumer willingness toward self-care in resistance to rising health care costs; and a rapidly growing demographic segment of the population over 40 years old concerned with aging and disease.

Nutritional supplement sales in the drugstore chain market are estimated to reach approximately $630 million in 1995 and are predicted to become a significant force in the growth of the total vitamin, mineral and supplement market. Herbal supplements are the fastest growing segment in food and drug chains, growing by 35% in food and 20% in drug chains, to comprise over $150 million in sales during 1995.

Population and economic growth over the past ten years has occurred primarily in the western region of the United States. The West has the highest incidence of daily vitamin and mineral use at 43% of the population, according to a survey conducted for Prevention magazine. The Midwest is at the low end with 28%. The South, at 34%, and the East, at 37%, are close to the national average.

Mass market retailers (drug stores, supermarkets and discount stores) account for approximately 60% of dietary supplement sales. Health food stores, direct selling and mail order comprise the remaining 40%. While sales of multi-vitamin account for more than 40% of total retail sales, sales of individual vitamins, such as vitamins C and E, have been increasing.

Public awareness of the positive effects of vitamins and other nutritional supplements on health has been heightened by widely publicized reports of favorable research findings. Such reports have cited a correlation between the consumption of micro-nutrients such as beta carotene, vitamins C and E (antioxidant vitamins) and reduced incidence of diseases such as heart disease, cancer and stroke. In February 1995, the University of Southern California School of Medicine reported that vitamin E reduces arterial plaque buildup in people with diagnosed coronary artery disease. In October 1995, the Journal of The American Medical Association reported on research which suggests that higher blood levels of folic acid could lead to a lower level of vascular disease.

While the vast majority of studies continue to suggest that vitamin intake can have positive effects on long-term health, there are occasional studies that find negative relationships between vitamin intake and health. One of the more significant negative studies was the "Finnish" study released in the Spring of 1994. This study examined the impact of beta carotene and vitamin A on a group of middle-aged , Finnish smokers. The study suggested that beta carotene and vitamin A were not effective in reducing lung cancer. After its release, many scientists found fault with several aspects of the study, and it was dismissed by many in the medical community. Based upon increased consumer awareness, the Company anticipates that the market for vitamins and other nutritional supplements will continue to increase. However, there can be no assurance that the absence of media attention or publication of controversial reports regarding vitamins and other nutritional supplements will not have a material adverse effect on the market for such products or on the Company's sales or income.


SALES AND MARKETING

The Company utilizes direct mail of Company designed catalogs, brochures and individual mail pieces which highlight product lines and current promotional activities. The Company complements its direct mail activities with outbound courtesy sales calls designed to identify specific customer groups, provide market research data on customer needs and satisfaction and assist in monitoring sales by product line or user group.

Additionally, the Company's retail and health care professional divisions, which target health food stores, health care providers and mass merchandisers, utilize marketing strategies which include direct mail, telemarketing contact, personal visits from sales representatives, consumer and trade advertising, point of sale materials, free standing inserts with coupons in newspapers and radio advertising.

Direct Marketing Division

The Direct Marketing Division (DMD) accounted for 90% of the Company's net sales during 1995 and markets the Bioenergy Nutrients (BN) and HealthSmart Vitamins
(HSV) product lines. The BN line consists of approximately 200 nutritional supplement products and several homeopathic remedies which are marketed to consumers nationwide through direct mail (catalogs, mini-catalogs, and other direct mail programs), outbound telephone sales and magazine and newspaper advertisements. In July 1994, the Direct Marketing Division introduced HealthSmart Vitamins, a line of value-priced nutritional supplements. This line presently consists of approximately 80 vitamin and nutritional supplement products which are marketed to consumers nationwide through direct mail.

The Company's success in direct marketing has been accomplished through the development of sophisticated information systems capable of capturing, storing, retrieving, reporting and interpreting buying patterns and customer sales data to evaluate product and promotional activities. In this regard, the Company utilizes several fundamental aspects of database marketing in both its direct mail customer acquisition programs and customer maintenance programs.

Database marketing is utilized to maintain a record of every customer and prospect which includes detailed transaction history and other pertinent data elements that can be captured and tracked by computer. These data elements are analyzed to determine the most effective direct marketing tactics to maximize sales and profits.

The Direct Marketing Division acquires customers through two primary mediums: 1) direct mail, and 2) print advertising. In the past, the primary method of customer acquisition was direct mail, whereby the Company rented other companies' customer lists, and in return it was necessary to allow those companies to rent the Companys customer list. As the Company expands its types of customer acquisition programs, it is believed that the need to rent out its customer list on a reciprocal basis will diminish.

The Company plans to continue to study, test and evaluate new marketing techniques, such as direct response television, radio, free standing inserts and mini-catalogs, which promote selected products. The Company also places advertising in magazines and professional journals in an attempt to add new customers to its mailing list.





Specialty Products Division

The Specialty Products Division was created in response to a marketing opportunity to complement the core Direct Marketing Division. This division markets the BioDynamax line of nutritional herbs and formula supplements to health food store retailers and accounted for 3% of the Company's net sales during 1995.

The BioDynamax line of nutritional supplements is comprised of 30 products, including 13 Guaranteed Potency Herbs and 10 Guaranteed Performance Formulas, each scientifically formulated to be the highest quality supplements in the retail health food industry.

BioDynamax' Guaranteed Potency Herbs include the most popular herbal extract available in health food stores. Each extract is standardized to a specific level of active constituents, and this standardization is verified by independent third-party laboratory analysis. The Guaranteed Performance Formulas combine high quality vitamins and minerals with guaranteed potency herbs and other botanicals to create unique and effective nutritional products.

Health Care Professional Division

The Health Care Professional Division markets the PhysioLogics product line of nutritional supplements and homeopathic medicinals exclusively to health care professionals for dispensing to patients in clinics and offices under professional supervision. This division accounted for 4% of the Company's net sales during 1995.

The general marketing goals adopted for the Division during 1995 focused on providing improved service and product selection to the existing PhysioLogics doctor account base and a concentrated effort toward the acquisition of new accounts.

The PhysioLogics line has traditionally been marketed directly to health care professionals, primarily chiropractors. In 1996, further market expansion into alternative medicine practices will be investigated. This strategy will be tested with direct marketing methodologies throughout 1996. Inroads are expected to be made into alternative health professional markets including naturopathy, nutritional counseling, physical therapy, massage therapy, alternative practice medical doctors and rehabilitation clinics.

In the fourth quarter of 1995, the PhysioLogics product line was expanded to include 35 new and reformulated products. Plans for the product line in 1996 include a revamped and expanded version of the current product line. Careful consideration has been given to the expansion of this line to formulate products which will provide significant therapeutic assistance in the rehabilitation of specific and general health related conditions.

Cevan International

The Company organized its Cevan International Division in 1993 to pursue international sales of the Company's products. Cevan's mission is to establish a strong presence in markets worldwide.

Cevan experienced significant sales growth in 1995 with net sales of $899,000 (2% of the Company's net sales) compared to net sales of $110,000 in 1994. Currently, this division markets its products through distributors in Brazil, Hong Kong, Italy, Mexico, Malaysia, Portugal, Russia, Saudi Arabia and Taiwan. Throughout 1995, the emphasis was on managing existing accounts while focusing on acquiring new accounts and assisting current distributors with growing their businesses.

During 1996, Cevan will implement strategies to position the division for steady growth in sales and profits. Additionally, a comprehensive marketing package will be developed that will help new and existing international customers build their businesses. In 1996 and beyond, Cevan International anticipates continued development of new businesses worldwide, with ongoing evaluation of existing clients to ensure that they continue to optimize sales potential for Amrion's products in their respective markets. Natrix International, LLC - majority-owned subsidiary

Natrix International was formed as a Colorado limited liability company in February 1994 by two member organizations; Amrion, Inc. and Indena Spa. Natrix was established to develop the North American mass market for herbal based health maintenance products. It is the Company's intention to expand this business opportunity by establishing the leading brand of natural products in each targeted category within the health and beauty sector. Natrix products are sold under the Advanced Botanics product line through food and drug chains as well as discount mass merchandisers. The specially formulated botanical extracts are positioned as stand-alone brands in their respective categories and target the same channels of distribution, utilize the same management team, and generally target the same customer profile.

Bilberry 2020 Optometric Nutritional FormulaTM , the first product in the Advanced Botanics product line, hasbeen positioned as "Europe's Leading Antioxidant for the Eyes." This product was introduced into Portland, Oregon; Tampa, Florida; and Upstate New York in 1994, with expansion into Colorado in early 1995. The Advanced Botanics product line was expanded in February 1996 to include five new products.

The product line is supported in the retail market with a comprehensive marketing program which includes the services of a new product introduction advertising/marketing agency and a public relations firm. The emphasis will be on gaining full distribution in existing markets and evaluation of the marketing elements. Chain specific programs will be developed to support expansion through major drug chains. Natrix International accounted for 1% of the Company's net sales during 1995.


MANUFACTURING

The Company purchased a 31,000 square foot building for its manufacturing operations in Longmont, Colorado in March 1994. The finished area provides approximately 5,000, 12,000 and 14,000 square feet for administrative, manufacturing and distribution needs, respectively. The manufacturing operation is currently producing approximately 75% of the Company's products representing nearly 95% of total net sales. The Company purchases the balance of its products from its existing third party manufacturers.

The establishment of its own manufacturing facility enhanced the Company's current operations by increasing its profit margins; reducing its need for private contractors and increasing its ability to control the quality and the supply of its products. In addition, inventory turns and product mix have been improved. The Company seeks to maintain a sufficient level of product inventory to meet customer demand in the event of manufacturing delays or supply shortages.

Through education, training and supervision, the Company places a strong emphasis on quality control, and all raw materials and finished products are subject to sample testing for weight and purity prior to shipment to its customers. As the Company continues to expand its product lines and increase its vertical integration, quality assurance will continue to be a major emphasis. The Company will focus on expanding its process controls in 1996 to ensure proper efficiency, reduction of waste and improved product quality.


SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company currently imports approximately 80% of its raw materials from various foreign countries. The raw materials are sent to the Company's manufacturing facility or various independent third party manufacturers who are contracted for blending, mixing, tableting, encapsulating, liquid preparation and bottling. Due to the increase in demand for the Company's products from the overall growth in the natural products industry, Amrion has developed strategic partnerships with key domestic and international raw material suppliers. These written supply contracts between Amrion and principal raw material suppliers are negotiated each year in the fourth quarter for the following year and provide reasonable assurance that the Company's supply of raw materials will not be interrupted. However, alternative sources of the Company's materials are available in the event a supplier is unable to deliver as specified in the written supply contract. The termination of supply by one or more of its vendors could have a temporary material adverse effect on the Company's sales.

The cost incurred by the Company for its raw materials could rise due to the possible continued deterioration of the value of the U.S. Dollar against the foreign currencies of the Company's suppliers. Further cost increases could result due to the increase in demand relative to the supply of these products from the overall growth in the natural products industry.


DESCRIPTION OF MATERIAL PRODUCTS

The Company's products are dietary nutritional supplements; they are not pharmaceutical or medicinal products. As such, the Company makes no specific claims of efficacy regarding treatment of any disease. The Company's nutritional supplements have been found effective by the Company's customers, and the Company markets its products to satisfy the nutritional needs of those customers.

The Company has not conducted its own scientific research of its product components; however, it has made a thorough investigation of American and international scientific and medical studies and has concluded that there is general scientific support for the nutritional benefits associated with its products.

Coenzyme Q10
Coenzyme Q10 (CoQ10) was discovered in 1957 at the University of Wisconsin Enzyme Institute. CoQ10 is a naturally occurring nutrient. Its crucial function is to act as a "spark plug" within the body's cells, igniting enzymes to manufacture pure energy in the form of ATP (adenosine triphosphate). Studies support CoQ10's ability to help nutritionally support the cardiovascular system, revitalize the body's natural defense system, energize the body's cells to increase stamina and endurance and minimize the effects of "free radical" damage through its antioxidant properties. Proponents further believe that, in some circumstances, CoQ10 can help improve metabolism, nutritionally support healthy gums and help to nutritionally support healthy blood pressure. CoQ10 is imported as a raw material powder in kilograms. CoQ10 is encapsulated and packaged at the Company's manufacturing facility.

Bilberry
Known scientifically as Vacciunium Myrtillus, the Bilberry bush belongs to the family of Ericaceae. It is a shrubby perennial plant that grows in the woods of northern Europe and the sandy areas of northern America and Canada. To date, over 70 clinical studies provide support that this extract can help nutritionally support the tiny capillaries that feed eye muscles and nerves, and by this action, can help to inhibit the damage caused by blood vessel deterioration. Bilberry is perceived by its users to: 1) offer nutritional support for healthy eye function in fighting blurred vision, eye strain and near-sightedness, 2) help extend the range of vision and promote the sharpness of images, 3) aid the eye's ability to focus and adapt to the dark. Bilberry is encapsulated and packaged at the Company's manufacturing facility.

Ginkgo Biloba
Ginkgo Biloba Extract (GBE) comes from the extract of the leaves of the Ginkgo tree. Over 40 European clinical studies support GBE's ability to: 1) enhance intracellular energy production, 2) increase cellular glucose uptake, 3) improve vascular cellular health, 4) demonstrate free radical scavenging activity (attack substances that can cause tissue damage and inflammation), and 5) help improve blood flow to the brain and peripheral extremities, although some of these perceived benefits have not been clinically proven. Ginkgo Biloba is encapsulated and packaged at the Company's manufacturing facility.




MARKET DEVELOPMENT ACTIVITIES

During 1995 and 1994 the Company spent $2,204,000 and $1,222,000 on product marketing and development expenses, including costs associated with development of its retail products divisions. The Company has continued to engage in an expansive market research program to enlarge and diversify its product lines and expand its customer base beyond direct marketing. These efforts increased the Company's products by 150 products to 600 products during the twelve months ended December 31, 1995. Supported by extensive market research studies to measure consumer needs, competitive products and future trends, each of the new product lines satisfies specific dietary supplement needs for those consumers who see the value of nutritional support.


COMPETITION

The market for vitamins and other nutritional supplements is highly competitive. It is not possible to estimate accurately the number of competitors, as the nutritional supplement industry is fragmented by many small companies, many of which are privately-held and do not publish sales and marketing figures. The Company believes that its competitive pricing, quality of advertising, quality of products and customer service commitment enable it to compete favorably with other companies.

The DMD uses direct marketing offerings of nutritional supplements in order to be more price competitive than companies selling similar products through retail outlets. The DMD believes that it competes favorably with other direct market sellers of similar products on the basis of price and customer service, including speed of delivery and new product offerings.

Similarly, the Company believes its Retail Products and Health Care Professional Divisions, which sell to retailers and alternative doctors, can compete favorably with other companies on the basis of price, reputation, customer service and other provided services. The sales strategy will emphasize the unique design, quality and efficacy of the product lines while maintaining a highly trained sales force. Primary positioning in all sales efforts will focus on standardization of high quality herbal products, scientifically researched for efficacy and safety.

The Company believes it has favorable competitive factors over non-manufacturing competitors through the manufacturing of its products, which has led to a reduction in the cost of the final product, improved inventory management and superior quality control.

Mass market retailers (drug, grocery and discount stores) account for approximately 60% of dietary supplement sales. Industry analysts predict significant growth in sales of vitamins and nutritional supplements through this distribution channel. Less than 5% of vitamin and dietary supplement sales are derived from direct marketing methods. In an effort to increase market share, the Company has entered the mass market through its retail divisions and subsidiary.


TRADEMARKS AND COPYRIGHTS

The  Company  owns  common  law   trademarks  and  has  obtained  107  trademark
registrations on its product names from the United States Patent and Trademark Office.

Thirty five additional applications have been made and are pending before the U.S. Patent and Trademark Office. The Company has not applied for trademark protection in any foreign jurisdictions. During the remainder of 1996, the Company anticipates an additional 40 federal applications will be filed with respect to the addition of new products. Federally registered trademarks have perpetual life, provided they are renewed by the holder on a timely basis and properly used as a trademark, subject to the rights of third parties to seek cancellation of the trademark. Additionally, the Company will register 130 copyrights on advertising literature, product catalogs and trade secrets with the United States Copyright Office. The Company believes its trademarks and copyrights are significant in the marketing of its products and vigorously protects its trademarks and copyrights from infringement.


GOVERNMENT REGULATION

The processing, formulation, labeling, distribution and advertising of the Company's products are subject to regulation by several federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commissions, the United States Department of Agriculture, the Occupational Safety and Health Administration, the United States Environmental Protection Agency, and the United States Postal Service ("USPS"). The Company's products are also subject to regulatory preview of various state and local agencies.

On October 25, 1994, President Clinton signed the Dietary Supplement Health and Education Act of 1994 ("DSHEA") into law. In passing the DSHEA, Congress acquiesced to the sentiment and will of the American public and acknowledged "the importance of nutrition and the benefit of dietary supplements to health promotion and disease prevention." Congress noted "a link between the ingestion of certain nutrients or dietary supplements and the prevention of chronic diseases." Perhaps the most compelling provision of the DSHEA is the assertion that "preventative health measures, including education, good nutrition, and appropriate use of safe nutritional supplements will limit the incidence of chronic diseases and reduce long-term health care expenditures."

Arguably, the provision of the DSHEA with the greatest impact on the nutritional supplement industry is the legislative establishment and legal definition of a separate class of substances known as "dietary supplements." This definition eliminates much of the legal limbo and regulatory uncertainty that existed under the previously established categories: food, food additive and drug. A dietary supplement will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. Such evidence must be provided by the manufacturer or distributor to the appropriate authority before it may be marketed. The legislation allows for the dissemination of information about the benefits of supplementation, as long as that information is not false or misleading. The information must present a balanced view of available scientific information on a dietary supplement. The DSHEA expressly permits manufacturers of dietary supplements to make "structure/function" statements of nutritional support in advertising and on labels. Such statements may explain how a nutrient or dietary supplement affects the structure or function of the body. The statements may also document the mechanism by which a vitamin or other dietary ingredient maintains that structure or function.

However, the DSHEA fails to establish complete guidelines for allowable claims, delegating that function to the Commission on Dietary Supplement Labels. The appointment of the Commission members was completed in October 1995. The Commission is required under the DSHEA to submit a report to the President by October 25, 1996, however, respected analysts anticipate that the Commission will delay its report until October 1997. The Company believes it is consistent with the spirit and intent of the DSHEA and responsive to the desires and needs of customers to place substantiated structure/function and nutritional support statements on the labels of products.

The Company will continue to refine its policies and systems to effectively communicate truthful information about dietary and nutritional supplements while ensuring compliance with applicable federal, state and local regulations.


EMPLOYEES

The Company employs approximately 275 full-time persons, of whom 38 are employed in executive, administrative and support functions; 136 in sales, customer relations and marketing positions; 26 in product development, purchasing and quality control functions; and 75 in shipping, receiving and manufacturing positions. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.
INDUSTRY SEGMENTS

The Company operates in a single Industry Segment.


ITEM 2:   Properties


PROPERTY, PLANT AND EQUIPMENT

In March 1994, the Company purchased a 31,000 square foot manufacturing facility and a 64,500 square foot adjacent lot for future expansion for a total cost of $1,020,000. The Company used a portion of the net proceeds obtained from its November 2, 1993 stock offering to purchase the facility and land. The cash outlay for this manufacturing facility did not significantly affect the Company's working capital position. Approximately 12,000 square feet (39%) is utilized for manufacturing operations, with the remaining balance used for administrative, distribution and warehousing needs.

The Company also owns a 20,000 square foot office building located in Boulder, Colorado, which was acquired in April 1993. The Company leases an additional 4,400 square feet of office space from a non-affiliated third party, which lease expires in November 1997. Both of these facilities consist of administrative, marketing and sales offices.

The Company believes its facilities will need to be expanded in 1997 to meet its growth needs for administration, marketing and manufacturing functions. The Company maintains general commercial/casualty insurance on its properties, which it deems to be adequate for its present needs.


ITEM 3:   Legal Proceedings

From time to time the Company is a party to litigation arising in the ordinary course of business. The Company has never been the subject of a suit for product liability, although the marketing and sale of nutritional supplements exposes the Company to the risk of product liability suits. The Company currently has its own product liability insurance of $2,000,000 and is an additional insured on all of the policies of its manufacturers.


ITEM 4:   Submission of Matters To a Vote of Security Holders

On November 17, 1995, the Company held its adjourned 1995 Annual Meeting of Shareholders, which was initially held on July 20, 1995. The following matter, and the shareholder vote on such matter, was considered by the Company's shareholders:

         1. To reduce the quorum and voting requirements for action by the Company's shareholders from a majority of the outstanding shares to one-third for quorum, and from two-thirds of the outstanding shares to a majority for voting on certain significant corporate actions:

                       3,342,635 shares voted for the proposal
                         387,068 shares voted against the proposal; and
                          64,046 shares abstained (including broker non-votes).






The Company also submitted a proposal to its shareholders to authorize a class of 2,000,000 shares of preferred stock, which was not voted upon at the adjourned meeting.

                        3,125,050 shares voted for the proposal
                          494,585 shares voted against the proposal; and
                           70,937 shares abstained (including broker non-votes).

As the voting requirement for this proposal was two-thirds of the outstanding common stock, this proposal did not pass.


                                                  Part II


ITEM 5:  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Principal Market or Markets. The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "AMRI."

The following table sets forth quarter-by-quarter data for 1994 and 1995. The range of high and low representative bid and asked quotations are for the Company's Common Stock as quoted by NASDAQ National Market System. These quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.


                                  Bid                          Asked
                            High       Low              High          Low
Calendar Year 1994
First Quarter              $13.25        $6.38          $14.63         $6.88
  Second Quarter            11.50         6.75           11.88          6.88
  Third Quarter              7.75         5.75            8.00          6.13
  Fourth Quarter             8.63         5.75            8.88          6.13

Calendar Year 1995
First Quarter             $  9.63        $6.50          $10.00         $ 6.88
  Second Quarter            10.38         8.75           10.75           9.00
  Third Quarter             12.50         9.38           12.63           9.75
  Fourth Quarter            12.38         9.88           12.50          10.00

(b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's $0.0011 par value Common Stock at March 4, 1996, was approximately 878. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

(c) Dividends. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.





ITEM 6:   Selected Financial Data

The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and notes thereto.

Balance Sheet Data:                12/31/95          12/31/94           12/31/93           12/31/92           12/31/91
Working capital                    $ 5,271,000       $ 4,265,000        $ 6,694,000       $ 1,324,000         $  681,000
Total assets                        23,600,000        19,033,000         15,523,000         2,631,000          1,901,000
Current liabilities                  3,744,000         2,823,000            588,000           679,000          1,045,000
Stockholders' equity                19,719,000        16,127,000         14,425,000         1,995,000          1,200,000

Operations Data:                   1995              1994               1993              1992                1991
Net sales                          $38,756,000       $25,244,000        $16,418,000       $10,606,000         $6,899,000
Cost of products                    16,311,000        10,786,000          4,901,000         2,738,000          7,286,000
Net income                           3,111,000           795,000            454,000         2,137,000          1,426,000
Net income per common  share               .60               .42                .41               .26                .15

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following review concerns the three years ended December 31, 1995, 1994 and 1993, which should be read in conjunction with the financial statements and notes thereto presented in this 10-K.

General

Over the last three years, the Company's net sales and net income have grown substantially. Net sales have increased to $38,756,000 in 1995 from $25,244,000 in 1994 and $16,418,000 in 1993. Similarly, net income has increased to $3,111,000 in 1995 from $2,137,000 in 1994 and $1,426,000 in 1993. Management believes this growth is the result of being market driven, adaptive to industry trends and responsive to its customers' needs, as well as a proficiency to maintain disciplined financial controls. The Company financed this growth primarily through cash flow from operations. However, a public offering of the Company's Common Stock was completed in the fourth quarter of 1993 (net proceeds of $11,004,000) that significantly strengthened the Company's financial structure. There is no seasonality in the Company's business.

See Liquidity and Capital Resources on page 14 for future trends due to the establishment of manufacturing capabilities and new marketing programs.

Results of Operations

Net sales for the twelve months ended December 31, 1995 were $38,756,000, an increase of $13,512,000 (54%) from $25,244,000 for the same period one year ago. Net sales for the twelve months ended December 31, 1994 increased by $8,826,000 (54%) compared to net sales of $16,418,000 during the twelve months ended December 31, 1993. This represents a growth in net sales of more than $22.3 million, or 136%, for the three years ended December 31, 1995. Continued growth in net sales for the twelve months ended December 31, 1995, was a direct result of the Company's marketing programs which increased the number of new customers by 65% and the Company's diversification of its product base with the introduction of approximately 50 new products, which generated $2,200,000 in net sales. The increase in net sales during the year ended December 31, 1994, as compared to December 31, 1993 was due to a 65% increase in new customers and the introduction of 100 new products which generated $1,553,000 in net sales.

The Company has been able to expand sales through larger and more frequent customer acquisition mailings and, it believes, through the nationwide trend towards preventive health care as a viable alternative to traditional medical treatment. A portion of the increase in net sales is attributable to improvements in customer segmentation mailing programs within the existing customer base. Such mailings have generated excellent sales response rates on smaller and more targeted mailings to existing customers.

The Company intends to continue to implement new customer acquisition programs through mailings, telemarketing, direct response television, field sales representatives and expanded retail distribution programs. The Company plans to add 40 to 60 new products and approximately 116,000 new customers through these scheduled marketing programs in 1996.

Cost of products was  $16,311,000,  $10,786,000,  and  $7,286,000  for the years ended December 31, 1995, 1994 and 1993, respectively. This represents 42%, 43% and 44% of net sales for the twelve months ended December 31, 1995, 1994 and 1993, respectively. During the years ended December 31, 1995 and 1994, cost of products as a percentage of net sales decreased by 1% over the prior year due to reductions in product costs from in-house manufacturing and volume discounts on raw materials due to the Company's increased sales during this period.

Cost of mailings was $7,118,000, $4,003,000 and $2,385,000 for the years ended December 31, 1995, 1994 and 1993, respectively. This represents 18%, 16% and 15% of net sales for the twelve months ended December 31, 1995, 1994 and 1993, respectively. The 20% increase in cost of mailings as a percentage of net sales from the year ended December 31, 1995 compared to the year ended December 31, 1993 was due to the increased use of customer acquisition mailings. These mailings cost more due to increased costs associated with acquiring each new customer and such mailings typically have lower response rates than mailings to existing customers. As a result, the number of new customers increased by 65% in 1995 and 1994, compared to 33% for the year ended December 31, 1993. Additionally, the Company experienced a 14% and 70% increase in postage rates and paper costs, respectively, during 1995. The Company is expecting these costs to remain constant in 1996 and is estimating the cost of mailings to be 18% of net sales for the twelve months ended December 31, 1996.

In the year ended December 31, 1995, selling, general and administrative (SG&A) expenses increased by $3,289,000 or 41% to $11,323,000 from the prior year. In the year ended December 31, 1994, SG&A expenses increased by $3,282,000 or 69% to $8,034,000 from the same period one year ago. This significant increase in SG&A in 1995 was primarily due to the start-up and market development costs of $968,000 by Natrix International (Natrix), the Company's majority owned subsidiary. Further increases were due primarily to the Company's sales growth, which necessitated additional staffing requirements of approximately $1,685,000 in 1995 and $1,196,000 in 1994 and substantial increases in product marketing and development expenses of approximately $636,000 in 1995 and $1,222,000 in 1994.

SG&A as a percentage of net sales was 29%, 32% and 29% for the years ended December 31, 1995, 1994 and 1993, respectively. SG&A as a percentage of net sales in 1994 was higher than in 1993 and 1995, due to the substantial start-up and market development costs incurred by the Company and its subsidiary, Natrix International, during 1994. During 1996, the Company is estimating a 28% increase in net sales from 1995, however, the Company anticipates SG&A as a percentage of net sales to remain constant at 29% due to the continued investment in the market development of the Natrix product line in 1996.

For the years ended December 31, 1995, 1994 and 1993, the Company generated interest income of $365,000, $359,000 and $109,000 and produced rental income on its customer list of $125,000, $114,000 and 104,000, respectively.

Net income as a percentage of net sales was 8.0%, 8.5% and 8.7% for the three years ended December 31, 1995, 1994 and 1993, respectively. Net income for 1995 increased by $974,000 (46%) from the prior year. Net income for 1994 increased by $711,000 (50%) to $2,137,000 compared to net income of $1,426,000 in 1993.
Overall, for the three years ended December 31, 1995 net income increased by $1,685,000 due to the Company's increased sales, cost control efforts and lower product costs from in-house manufacturing during a period of significant expenditures on product and market development in the Company's newer retail product lines.

Liquidity and Capital Resources

On November 2, 1993, the Company completed a public offering of its Common Stock. The net proceeds to the Company from the stock offering were $11,004,000. During 1995 and 1994, the Company spent approximately $2 and $1.7 million, respectively, of these proceeds to develop a manufacturing facility and a line of dietary supplements to be sold in the retail mass market (Natrix). Despite these significant expenditures, the Company generated enough cash from internal cash flows in 1995 and 1994 to have a cash and marketable securities balance of $8,766,000 at December 31, 1995 compared to a cash and marketable securities balance of $10,651,000 at December 31, 1993, with no long term debt in either year.

The Company has generated cash from operating activities of $3,713,000 and $323,000 during the years ended December 31, 1995 and 1994, respectively. The increase in cash from operating activities of $3,390,000 during the twelve months ended December 31, 1995 versus the same period in 1994 is primarily due to net income of $3,111,000, an increase of $974,000 from net income of $2,137,000 in 1994, and an increase of $921,000 in accounts payable and accrued liabilities from December 31, 1994.

These cash sources were offset by product inventories increasing by $331,000 in 1995 compared to increases of $2,739,000 during 1994. Additionally, the Company's deferred promotional mailing costs increased by $217,000 in 1995 compared to increases of $671,000 for the same period in 1994. Finally, the Company's mailing supplies increased by $438,000 in 1995 compared to increases of $163,000 for the same period in 1994. The increases in inventory, deferred promotional mailing costs and mailing supplies were necessary to support continued sales growth and expanding product lines. The relatively small increase in inventories from December 31, 1994 to December 31, 1995 of $331,000 during a period of rapidly expanding sales (54%), was due to the in-house manufacturing facility which enhanced the Company's ability to increase product inventory turns.

Cash flows used by investing activities totaled $3,253,000 during the year ended December 31, 1995 versus $5,095,000 for the same period in 1994. The continued use of cash in investing activities resulted from the purchase of machinery and equipment for the manufacturing facility and computer equipment and software for a total cost of $1,322,000. Additionally, the Company used $1,590,000 to purchase mail lists and used $221,000 in cash to purchase other fixed and intangible assets. Finally, the Company used cash of $120,000 to purchase marketable securities. The Company believes the cash invested in marketable securities combined with its current working capital position will be adequate to meet future operating needs.

The Company has a $355,000 revolving line of credit agreement with a bank which bears interest at 1% over the bank's prime lending rate and expires on May 19, 1996 and no amounts were outstanding at December 31, 1995.

The  Financial   Accounting  Standards  Board  recently  issued  SFAS  No.  121,
"Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.


ITEM 8:   Financial Statements and Supplementary Data

The report of independent certified public accountants appears on page F-1 and the financial statements, notes to financial statements and schedule appear on pages F-2 through F-19 hereof.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                                  PART III

The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 1996 Annual Meeting of Shareholders to be held on June 26, 1996.


                                                  PART IV


ITEM 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following consolidated financial statements are filed as part of this report:

Report of Independent Certified Public Accountants                           F-1

Consolidated Balance Sheets as of December 31, 1995 and 1994           F-2 - F-3

Consolidated Statements of Income for each of the Three Years Ended
December 31, 1995, 1994 and 1993                                             F-4

Consolidated Statements of Stockholders' Equity for each of the Three Years
Ended December 31, 1995, 1994 and 1993                                       F-5

Consolidated Statements of Cash Flows for each of the Three Years Ended
December 31, 1995, 1994 and 1993                                       F-6 - F-7

Summary of Accounting Policies                                        F-8 - F-10

Notes to Consolidated Financial Statements                           F-11 - F-18

Schedule 11 - Valuation and Qualifying Accounts                             F-19

(b) There were no Form 8-K's filed for the Registrant during the Quarter ended December 31, 1995.

(c)      The following Exhibits are filed as part of this report:

Exhibit
   No                     Document
   3.0         Articles of Incorporation (1)

   3.1         Bylaws (1)

   3.2         Articles of Merger (3)

   3.3         Articles of Amendment to Articles
               of Incorporation (2)

   3.4         Articles of Amendment to Articles
               of Incorporation (7)

  10.0        Material Contracts

  10.1        Letter of Agreement Regarding Acquisition of
              Bioenergy Nutrients, Inc. (3)

  10.2        Stock Redemption Agreement with Sam Barber (3)

  10.3        Promissory Note with Roderick J. Crossen (3)
  10.4        Assignment and Investment Letter with
              James M. Temple (3)

  10.5        Agreement for issuance of an option for
              15,000,000 treasury shares for $5,000 to a Director (4)

  10.6        Agreement for issuance of an option for
              5,000,000 shares, granted and exercised in the fiscal year ended December 31, 1990 to a Director and Officer (4)

  10.7 Settlement agreement for issuance of an option exercised in the fiscal year ended December 31, 1990 to a former Director (4)

  10.8 Agreement for purchase by the Company for $50,000 of a beneficial interest in 22,727 shares of the Company's common stock from two of its Directors (5)

  10.9        Purchase agreement on manufacturing facility and adjacent lot (8)

  11.0        Statement Regarding Computation of Earnings Per Common Share (7)

  16          Change in Registrant's Independent Certified Public Accountant (6)

  17          Roderick J. Crossen - Letter of Resignation (3)

  23          Consent of BDO Seidman, LLP

(1) Incorporated by reference from the Company's Registration Statement No. 33-13345-D, on Form S-18 pursuant to the Securities Act of 1933.

(2) Incorporated by reference from the Company's Post Effective Amendment to Registration Statement No.33 13345-D on Form S-18.

(3) Incorporated by reference from the Company's 10-K, No. 33-13345-D for its fiscal year ended December 31, 1989 under the Securities Exchange Act of 1934.

(4) Incorporated by reference from the Company's 10-K, No. 0-18476 for its fiscal year ended December 31, 1990 under the Securities Exchange Act of 1934.

(5) Incorporated by reference from the Company's 10-Q, No. 0-18476 for its quarter ended September 30, 1991 under the Securities Exchange Act of 1934.

(6) Incorporated by reference from the Company's two 8-K's, No. 0-18476 filed on June 28, 1991 and December 15, 1991 under the Securities Exchange Act of 1934.

(7) Incorporated by reference from the Company's 10-K, No. 0-18476 for its fiscal year ended December 31, 1992 under the Securities Exchange Act of 1934.

(8) Incorporated by reference from the Company's 10-KSB, No. 0-18476 for its fiscal year ended December 31, 1993 under the Securities Exchange Act of 1934.

(9) Incorporated by reference from the Company's 10-KSB, No. 0-18476 for its fiscal year ended December 31, 1994 under the Securities Exchange Act of 1934.






































                                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMRION, INC.



Date:  March 29, 1996         /s/      Mark S. Crossen
Mark S. Crossen, Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                             Date


/s/  Mark S. Crossen         Chairman of the Board of          March 29, 1996
Mark S. Crossen              Directors, Principal Executive
                             Officer and President


/s/  Jeffrey S. Williams     Director, Principal               March 29, 1996
Jeffrey S. Williams          Financial Officer,
                             Secretary and Treasurer


/s/  Theodore W. Brin        Director and Assistant            March 29, 1996
Theodore W. Brin             Treasurer