Form 10-K/A
period 1995-12-31
AMRION INC
filed 1996-04-18
CIK 812788

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

Signature                    Title                             Date


/s/  Mark S. Crossen         Chairman of the Board of          March 29, 1996
Mark S. Crossen              Directors, Principal Executive
                             Officer and President


/s/  Jeffrey S. Williams     Director, Principal               March 29, 1996
Jeffrey S. Williams          Financial Officer,
                             Secretary and Treasurer


/s/  Theodore W. Brin        Director and Assistant            March 29, 1996
Theodore W. Brin             Treasurer

                                BDO SEIDMAN, LLP



Denver, Colorado
March 29, 1996
Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Amrion, Inc. and Subsidiary
Boulder, Colorado

We have audited the accompanying consolidated balance sheets of Amrion, Inc. and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dlosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amrion, Inc. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                                              BDO SEIDMAN, LLP

Denver, Colorado
March 8, 1996

                           Amrion, Inc. and Subsidiary
                           Consolidated Balance Sheets
December 31, .........................................        1995          1994
Assets

Current:
  Cash and cash equivalents ..........................  $  831,544   $   120,931
  Accounts receivable, less allowance of
      $48,000 and $60,000 for possible losses (Note 4)     624,006       539,301
  Inventories (Notes 1 and 4) ........................   5,035,872     4,704,771
  Mail supplies ......................................   1,026,463       588,711
  Deferred promotional mailing costs, net ............   1,103,987       886,909
  Other ..............................................     393,273       247,173


Total current assets .................................   9,015,145     7,087,796


Property and equipment, net of accumulated
   depreciation (Notes 2 and 4) ......................   4,368,672     3,333,857


Other assets:
  Marketable securities available for sale (Note 3) ..   7,934,514     7,495,769
  Mailing lists, net of accumulated amortization
    of $1,083,229 and $629,889 .......................   2,111,556       974,244
  Intangible assets, net of accumulated amortization
    of $72,945 and $18,126 ...........................     170,429       141,177


Total other assets ...................................  10,216,499     8,611,190




                                                        $23,600,316  $19,032,843

See accompanying summary of accounting policies and notes to consolidated financial statements.

                           Amrion, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                  (Continued)

December 31, ........................................1995           1994
Liabilities and Stockholders' Equity

Current:
  Accounts payable ..................................$ 3,094,662    $ 2,551,992
  Accrued liabilities:
    Payroll and payroll taxes .......................    275,195        153,722
    Income taxes ....................................    193,255          5,200
    Other ...........................................    180,988        111,792


Total current liabilities ...........................  3,744,100      2,822,706

Deferred income taxes (Note 5) ......................    104,000         74,000


Total liabilities ...................................  3,848,100      2,896,706


Minority interest ...................................     32,865          8,681

Commitments (Note 7)

Stockholders' equity (Note 6):
  Common stock, $.0011 par value - shares authorized,
    10,000,000; issued 5,026,813 and 4,981,096 ......      5,529          5,479
  Additional paid-in capital ........................ 11,788,856     11,676,881
  Retained earnings .................................  8,090,756      4,979,484
  Marketable securities valuation allowance (Note 3)    (165,790)      (484,388)


                                                      19,719,351     16,177,456


Treasury stock, at cost, 34,091 shares (Note 6)......      --           (50,000)


Total stockholders' equity ..........................  9,719,351     16,127,456


                                                     $23,600,316    $ 19,032,843

See accompanying summary of accounting policies and notes to consolidated financial statements.

                             Amrion, Inc. and Subsidiary
                          Consolidated Statements of Income
Year Ended December 31, ...............           1995            1994            1993


Net sales .............................   $ 38,756,288    $ 25,244,237    $ 16,418,352


Cost of sales:
Cost of products ......................     16,311,467      10,786,215       7,286,024
Cost of mailings ......................      7,118,374       4,002,900       2,384,664


Cost of sales ........................      23,429,841      14,789,115       9,670,688


Gross profit ..........................     15,326,447      10,455,122       6,747,664

Operating expenses - selling, general
and administration ....................     11,322,857       8,033,599       4,752,268


Income from operations ................      4,003,590       2,421,523       1,995,396


Other income (expense):
Interest income .......................        365,184         359,159         108,608
Other, net ............................        229,861         326,663         123,622


Total other income ....................        595,045         685,822         232,230


Income before income taxes and minority
interest in loss of subsidiary ........      4,598,635       3,107,345       2,227,626

Taxes on income (Note 5) ..............     (1,552,000)     (1,060,000)       (802,000)

Minority interest in loss of subsidiary         64,637          89,319            --


Net income ............................   $  3,111,272    $  2,136,664    $  1,425,626


Net income per common and
common equivalent share ...............   $        .60    $        .42    $        .41


Weighted average number of common
shares and common share equivalents
outstanding ...........................      5,146,572       5,031,721       3,436,923

See accompanying summary of accounting policies and notes to consolidated financial statements.

                          Amrion, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity


Years Ended December 31, 1995, 1994 and 1993

                                                                                                          Marketable
                                           Common Stock         Additional                                Securities    Total
                                         ---------------        Paid-In         Retained     Treasury     Valuation     Stockholders
                                         Shares      Amount     Capital         Earnings     Stock        Allowance     Equity

Balance, January 1, 1993 ............... 3,125,915   $ 3,439    $   624,565     $1,417,194   $(50,000)    $      --     $ 1,995,198

  Issuance of common stock pursuant
   to public offering - net of
   $1,179,362 of issuance costs (Note 6) 1,805,000     1,985     11,002,403             --         --            --      11,004,388

  Net income ...........................        --        --             --      1,425,626         --            --       1,425,626


Balance, December 31, 1993 ............. 4,930,915     5,424     11,626,968      2,842,820    (50,000)           --      14,425,212

  Marketable securities
    valuation allowance ................        --        --             --             --         --      (484,388)       (484,388)

  Costs associated with prior
    year public offering ...............        --        --        (35,050)            --         --            --         (35,050)

  Sale of stock through options
    exercised (Note 6) .................    50,181        55         84,963             --         --            --          85,018

  Net income ...........................        --        --             --      2,136,664         --            --       2,136,664


Balance, December 31, 1994 ............. 4,981,096     5,479     11,676,881      4,979,484    (50,000)     (484,388)      6,127,456

  Marketable securities
    valuation allowance ................        --        --             --             --         --       318,598         318,598

  Sale of stock through
    options exercised (Note 6) .........    45,717        50        161,975             --         --            --         162,025

  Retirement of Treasury
    Stock (Note 6) .....................        --        --        (50,000)            --     50,000            --              --

  Net income ...........................        --        --             --      3,111,272         --            --       3,111,272


Balance, December 31, 1995 ............. 5,026,813   $ 5,529    $11,788,856     $8,090,756   $     --     $(165,790)    $19,719,351

See accompanying summary of accounting policies and notes to consolidated financial statements.

                       Amrion, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows



Increase (Decrease) in Cash and Cash Equivalents

Year Ended December 31, ...................1995         1994         1993


Cash flows from operating activities:
  Net income ..............................$ 3,111,272  $ 2,136,664  $1,425,626
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization .......    934,456      558,623     311,404
      Deferred tax expense (benefit) ......     50,000      (19,000)     (6,000)
      Provision for losses on accounts
        receivable ........................    (12,000)      49,000      14,000
      Minority interest share in loss
        of subsidiary .....................    (64,637)     (89,319)         --
      Other ...............................         --           --     (12,000)
      Changes in operating assets and
        liabilities:
         Accounts receivable ..............    (72,705)    (292,902)   (225,190)
         Inventories ......................   (331,101)  (2,739,086) (1,405,288)
         Mailing supplies .................   (437,752)    (163,199)   (206,306)
         Deferred promotional mailing costs   (217,078)    (670,811)    (92,793)
         Other assets .....................   (146,100)    (224,809)    (24,404)
         Accounts payable .................    542,670    1,673,688     469,296
         Accrued liabilities ..............    378,724      103,692     (12,087)


Cash provided by operating activities .....  3,735,749      322,541     236,258


Cash flows from investing activities:
  Purchase of marketable securities
    available for sale ....................   (120,147)  (2,074,482) (5,905,675)
  Purchase of property and equipment ...... (1,481,112)  (2,338,115) (1,178,029)
  Purchase of intangible assets ........... (1,674,723)    (682,042)   (279,721)


Cash used in investing activities ......... (3,275,982)  (5,094,639) (7,363,425)



                            Amrion, Inc. and Subsidiary
                       Consolidated Statements of Cash Flows
                                 (Continued)

Increase (Decrease) in Cash and Cash Equivalents
Year Ended December 31, .................... 1995      1994         1993


Cash flows from financing activities:
  Proceeds from issuance of common
    stock - net ............................  162,025      49,968    11,004,388
  Minority interest contributions ..........   88,821      98,000            --


Cash provided by financing
  activities ...............................  250,846     147,968    11,004,388


Net increase (decrease) in cash
  and cash equivalents .....................  710,613  (4,624,130)    3,877,221

Cash and cash equivalents, beginning of year  120,931   4,745,061       867,840


Cash and cash equivalents, end of year ..... $831,544  $  120,931   $ 4,745,061

See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Amrion, Inc. and Subsidiary
                       Summary of Accounting Policies



Organization and                 The  consolidated  financial statements include
Business                         the  accounts  of  Amrion, Inc. ("Amrion")  and
                                 those  of  its 90% owned  subsidiary,    Natrix
                                 International,  LLC ("Natrix"),    a   Colorado
                                 Limited   Liability Corporation   (collectively
                                 the   "Company").  Amrion  markets  nutritional
                                 supplements principally  throughout the  United
                                 States, with the  balance  to customers  in the
                                 Far   East,  Europe   and   Mexico,   using   a
                                 combination of direct mail, telemarketing   and
                                 space  advertising.   Natrix  is engaged in the
                                 marketing  and  distribution  domestically   of
                                 Bilberry 20/20. The Company's primary products are Coenzyme Q10, Bilberry and Ginkgo Biloba which comprised 46% of the Company's net sales for the year ended December 31, 1995.

Principles of                    All  significant  intercompany  accounts    and
Consolidation                    transactions    have    been    eliminated   in
                                 consolidation.

Concentrations of                The Company's financial  instruments exposed to
credit risk                      concentrations of consist Credit Risk primarily
                                 of trade accounts receivable, cash equivalents and marketable securities.

                                 Concentrations of credit risk with respect to such accounts receivable are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas.

                                 The Company's cash equivalents are high quality money market accounts placed with major financial institutions. Marketable securities consist primarily of common stock and AAA rated tax-exempt municipal bonds. The investment policy limits the Company's exposure to concentrations of credit risk.

Inventories                      Inventories  are valued at the lower of cost or
                                 market. Cost is determined using the weighted average cost method.

Property and                     Property  and  equipment  are  stated at  cost.
Equipment                        Depreciation     is    computed    using    the
                                 straight-line method based on the estimated useful lives of related assets generally 3 to
                                 31.5 years. Maintenance and repair costs are expensed as incurred.

Marketable                       The  Company accounts for marketable securities
Securities                       in   accordance  with  Statement  of  Financial
                                 Accounting  Standards  No. 115, "Accounting for
                                 Certain   Investments   in   Debt  and   Equity
                                 Securities".   All  marketable  equity and debt
                                 securities  have been  categorized as available
                                 for  sale  as  the Company does  not  have  the
                                 positive intent to hold to maturity or does not
                                 intend  to  trade  actively.  These  securities
                                 are stated at fair value with unrealized  gains
                                 and  losses   included   as  a   component   of
                                 stockholders' equity until realized.

Advertising                      The Company  expenses the  production  costs of
                                 advertising  the  first  time  the  advertising
                                 takes   place,   except   for   direct-response
                                 advertising, which is capitalized and amortized over its expected period of future benefits.

                                 Direct response advertising consists primarily of direct mail advertising, including deferred promotional mailing costs, of the Company's products. The capitalized costs of mailed promotional materials are amortized over the expected promotional benefit period of three months.

                                 Advertising   expense   for  the  years   ended
                                 December   31,   1995,   1994   and   1993  was
                                 $7,702,000, $4,607,000 and $2,543,000.

Income Taxes                     The   Company  accounts  for  income  taxes  in
                                 accordance   with   Statement  of     Financial
                                 Accounting  Standards No. 109, "Accounting  for
                                 Income Taxes"  which  requires  the  use of the
                                 "liability  method".  Accordingly, deferred tax
                                 liabilities  and assets are determined based on
                                 the temporary differences between the financial
                                 statement   and   tax   bases  of   assets  and
                                 liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Intangible                       Purchased   mailing   lists,   trademarks   and
Assets                           copyrights are amortized  by the  straight-line
                                 method over their estimated  useful lives which
                                 range  from  five  to ten years.  On an ongoing
                                 basis  the  Company  reviews the recoverability
                                 and  amortization  periods of intangible assets
                                 taking   into   consideration   any  events  or
                                 circumstances which could impair the assets carrying value and records adjustments when necessary.

Income Per                       Income per common and common  equivalent  share
Common and                       is  based  on  the  weighted  average number of
Common Equivalent Share          common  shares  outstanding  during each of the
                                 periods  presented.  Options  to purchase stock
                                 are included as common stock  equivalents  when
                                 dilutive.  In  1995, 1994  and  1993,   options
                                 representing    common   stock   equivalents of
                                 124,942,67,920 and 83,924 shares, respectively,
                                 are included in the weighted average number of common shares and common share equivalents outstanding.

Cash                             The  Company  considers  cash  and  all  highly
Equivalents                      liquid  investments  purchased with an original
                                 maturity of three months or less to be cash equivalents.

Use of                           The  preparation  of  financial  statements  in
Estimates                        conformity  with  generally accepted accounting
                                 principles   requires   management   to    make
                                 estimates  and  assumptions  that  affect   the
                                 reported  amounts of assets and liabilities and
                                 disclosure of contingent assets and liabilities
                                 at  the  date  of  the  consolidated  financial
                                 statements and the reported amounts of revenues
                                 and   expenses  during  the  reporting  period.
                                 Actual   results   could   differ   from  those
                                 estimates.

Recent Accounting                The Financial  Accounting  Standards  Board has
Pronouncements                   recently   issued   Statement   of    Financial
                                 Accounting    Standards   ("SFAS")   No.   121,
                                 "Accounting  for  the  Impairment of Long-Lived
                                 Assets" and SFAS No. 123, "Accounting for Stock
                                 Based Compensation." SFAS No. 121 requires that
                                 long-lived  assets  and  certain   identifiable
                                 intangibles  be  reported  at the  lower of the
                                 carrying amount or their estimated  recoverable
                                 amount and the  adoption of this  statement  by
                                 the  Company is not  expected to have an impact
                                 on  the  financial  statements.  SFAS  No.  123
                                 encourages  the   accounting  for   stock-based
                                 employee  compensation  programs to be reported
                                 within the financial statements on a fair value
                                 based method. If the fair value based method is
                                 not  adopted,   then  the  statement   requires
                                 pro-forma disclosure of net income and earnings
                                 per share as if the fair value based method had
                                 been   adopted.   The   Company   has  not  yet
                                 determined how SFAS No. 123 will be adopted nor
                                 its  impact on the  financial  statement.  Both
                                 statements   are  effective  for  fiscal  years
                                 beginning after December 15, 1995.

Reclassifications                Certain items included in prior years financial
                                 statements have been reclassified to conform to current year presentation.

                          Amrion, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements



1.  Inventories    Inventories consisted of the following:

                   December 31,                            1995         1994


                   Finished goods                    $  2,071,756   $ 3,556,565
                   Work in process                      1,111,137       395,272
                   Raw materials                        1,852,979       752,934


                                                     $  5,035,872   $ 4,704,771



2.  Property and   Property and equipment consisted of the following:
    Equipment
                   December 31,                            1995         1994


                   Land                                 $  326,000  $   326,000
                   Building and leasehold improvements 1,967,495 1,909,946 Computer equipment and
                   software                              1,218,686      714,486
                   Machinery and equipment               1,109,731      855,638
                   Furniture and equipment                 293,263      249,984
                   Equipment not yet in service            563,431            -


                                                         5,478,606    4,056,054
                   Less accumulated depreciation         1,109,934      722,197


                   Net property and equipment           $4,368,672  $ 3,333,857


                   Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was approximately $446,000, $322,000 and
                   $158,000.

3.  Marketable     Marketable securities consisted of the following:
    Securities

                                                               Gross           Gross
                                             Amortized       Unrealized      Unrealized       Fair
                                                 Cost           Gains          Losses         Value


                   December 31, 1995:

                     Debt Securities -
                       Municipal securities      $  7,052,722    $   27,605    $ (144,768)   $ 6,935,559
                     Equity Securities-
                     Preferred stock                1,047,582         3,361       (51,988)       998,955


                                                 $  8,100,304    $   30,966    $ (196,756)   $ 7,934,514


                   December 31, 1994:

                     Debt Securities -
                       Municipal securities      $  6,493,135    $        -    $ (271,383)   $ 6,221,752
                     Equity Securities:
                       Common stock                   430,345         2,465       (32,285)       400,525
                       Preferred stock              1,056,677             -      (183,185)       873,492


                                                 $  7,980,157    $    2,465    $ (486,853)   $ 7,495,769


                   Contractual maturities of debt securities available for sale at December 31, 1995 are as follows:

                                                                      Amortized        Fair
                                                                      Cost             Value


                   Maturities within one year                         $  1,209,189     $   1,173,136
                   Maturities after one year and within five years       5,512,514         5,452,322
                   Maturities after ten years                              331,019           310,101


                                                                      $  7,052,722     $   6,935,559

4. Financing The Company has a $355,000 line-of-credit agreement with a Agreement bank. The line bears interest at 1% over the bank's prime lending rate (10.25% at December 31, 1995).  The line expires
                   in   May  1996  and  is  secured  by   inventories,  accounts
                   receivable, furniture, fixtures, and equipment. There were no amounts outstanding under the line of credit at December
                   31, 1995 and 1994.

5.  Taxes on       Taxes on income consisted of the following components:
    Income
                   Year Ended December 31,       1995        1994        1993


                        Current:
                          Federal            $ 1,286,000  $  922,000  $ 695,000
                           State                 216,000     157,000    113,000


                                               1,502,000   1,079,000    808,000


                        Deferred (reduction):
                          Federal                 46,000     (17,000)    (5,000)
                          State                    4,000      (2,000)    (1,000)


                                                  50,000     (19,000)    (6,000)

                                             $ 1,552,000  $ 1,060,000  $ 802,000


                   The components of the net deferred tax assets and liabilities are shown below.

                   Year Ended December 31,                       1995           1994


                   Accumulated depreciation and amortization     $  (105,000)   $  (74,000)
                   Marketable securities net unrealized loss          62,000       181,000
                   Allowance for product returns                      39,000        29,000
                   Accrued payroll costs                              21,000        13,000
                   Allowance for doubtful accounts                    18,000        22,000
                   Other, net                                        (28,000)        5,000


                                                                       7,000       176,000


                   Valuation allowance                               (62,000)     (181,000)


                   Net deferred income tax liabilities           $   (55,000)   $   (5,000)

                   Deferred tax assets of $49,000 and $69,000 as of December 31, 1995 and 1994 are included in other current assets.

                   At December 31, 1995, the Company has recorded a valuation allowance equal to the deferred tax effects of the marketable securities net unrealized loss as management of the Company has not been able to determine that it is more likely than not that the net unrealized capital loss will be realized.

                   A reconciliation of the effective tax rates with the federal statutory rate is shown below:

                   Year Ended December 31,        1995        1994        1993


                   Federal income tax computed
                     at statutory rate         $1,585,000  $1,057,000  $757,000
                   State income taxes, net of
                     federal benefit              135,000     104,000    75,000
                   Tax-exempt interest income    (131,000)    (97,000)  (24,000)
                   Other                          (37,000)     (4,000)   (6,000)


                   Taxes on income            $ 1,552,000  $1,060,000  $802,000


6.  Stockholders'                Non-Qualified Stock Option Plan
    Equity
                                 The Company has a  Non-Qualified  Stock  Option
                                 Plan (the "Plan"),  expiring December 30, 1999,
                                 reserving  for issuance  511,000  shares of the
                                 Company's  common stock.  The Plan provides for
                                 grants  to  either   employees,   officers   or
                                 employee  directors,  at the  discretion of the
                                 compensation   committee   of  the   Board   of
                                 Directors, stock options to purchase common stock of the Company at a price not less than 80% of the fair market value, as defined, on the date of grant. Options granted primarily vest ratably on an annual basis over a five year period. Any options granted under the Plan must be exercised within ten years of the date they were granted.

                                 During 1994, the Company granted options to purchase an aggregate of 511,000 shares of its common stock under the Plan at an exercise price of $6.20 per share. During the year ended December 31, 1995, 3,000 shares of common stock were issued to employees under the terms of options previously granted. No options were exercised in 1994. At December 31, 1995, there were options outstanding under the Plan covering 508,000 shares of common stock.

                                 Non-Employee Director Stock Option Plan

                                 The Company has a Non-Employee Director Stock Option Plan (the "Director Plan"), expiring January 13, 2000, reserving for issuance 70,000 shares of the Company's common stock. The Director Plan provides that each person who was a non-employee director of the Company on December 31, 1994 and who is a non-employee director of the Company on December 31st of each succeeding year shall be granted, each year, a five-year option to purchase up to 3,000 shares of common stock of the Company at an exercise price based upon the fair market value, as defined, on the date of grant. Options issued under the Director Plan are fully exercisable on the date of grant. Any options granted under the Director Plan must be exercised within five years of the date they were granted.

                                 During 1994, the Company granted options to purchase an aggregate of 9,000 shares of its common stock under the Director Plan at an exercise price of $6.80 per share. During 1995, the Company granted options to purchase an aggregate of 9,000 shares of its common stock under the Director Plan at an exercise price of $10.88 per share. During the year ended December 31, 1995, 3,000 shares of common stock were issued to a non-employee director under the terms of options previously granted. At December 31, 1995, there were options outstanding under the Director Plan covering 15,000 shares of common stock.

                                 Other Stock Options

                                 During 1995, 1994 and 1993, the Company granted various options to purchase an aggregate of 16,500, 68,200 and 29,500 shares of its common stock to directors and employees for services rendered. At December 31, 1995, 137,459 of these options were outstanding. Under the terms of the options, employees and directors may exercise their options at prices ranging from $1.28 to $9.13 (which approximated the fair market value at the date of grant) per share over a four to six year period beginning on the grant date, provided they remain directors or employees of the Company. During the years ended December 31, 1995 and 1994, 39,717 and 50,181 shares of common stock were issued to officers and employees under the terms of options previously granted. No options were exercised in 1993.

                                 Warrants

                                 In November 1993, the Company completed a public offering of its common shares, whereby the Company sold 1,520,000 shares at $6.75 per share, and in December 1993, the underwriters exercised an option to purchase 285,000 additional shares to cover overallotments. Net proceeds after underwriters' commissions and other expenses of $1,179,362, were $11,004,388.
                                 In connection with the 1993 public offering, the Company issued a five-year warrant to purchase 190,000 shares of common stock at an exercise price of $8.10.

                                 All warrants were still outstanding at December 31, 1995.

                                 Treasury Stock

                                 The Company retired its treasury stock as a result of a January 1, 1995 change in the Colorado Business Corporation Act.

7.  Commitments                  Self-Insurance

                                 The Company is partially self insured for employee medical liabilities which covers risk up to $12,500 per individual covered under the plan. The Company has purchased excess medical liability coverage for individual claims in excess of $12,500 and aggregate claims in excess of approximately $200,000 annually with a national medical insurance carrier. Premiums and claim expenses associated with the medical self insurance program are included in the accompanying statements of income.

                                 Supplier Agreements

                                 The Company entered in an agreement to purchase certain raw materials from a vendor over a two-year period effective January 1, 1996. The maximum commitment by the Company is $2,820,000.

                                 The Company currently imports approximately 80% of its product ingredients from various foreign countries. While the Company does not have supply contracts with all of its vendors, alternative sources of the Company's materials are available. The termination of supply by one or more of its vendors could have a temporary adverse effect on the Company's sales.

8.  Supplemental     Year Ended December 31,   1995        1994           1993
    Disclosures of
    Cash Flow
    Information      Cash paid during the
                      period for:

                        Income taxes       $ 1,207,000  $ 1,032,000   $ 793,000

                        Interest           $     6,000  $    19,000   $   9,000

9.  Selected                                      1st            2nd           3rd            4th
    Quarterly      Year ended December 31, 1995:
    Financial Data
    (Unaudited)
                     Net sales                    $10,131,780    $ 8,810,143   $10,738,458    $ 9,075,907
                     Gross profit                   3,741,886      3,282,684     4,043,192      4,258,685
                     Income from operations         1,101,483        507,333     1,153,365      1,241,409
                     Net income                       793,129        492,982       865,077        960,084
                     Net income per common
                     and common equivalent
                     share                                .16            .10           .17            .17


                   Year ended December 31, 1994:

                     Net sales                      6,035,289      5,624,496     6,714,633      6,869,819
                     Gross profit                   2,561,904      2,228,101     2,711,406      2,953,711
                     Income from operations           803,457        417,335       641,224        559,507
                     Net income                       562,573        468,409       562,944        542,738
                     Net income per common
                     and common equivalent
                     share                                .11            .09           .11            .11

Accounts Receivable - Allowance for possible losses



                                              Additions
                                  Balance    Charged to                Balance
                               at Beginning   Costs and                at End
                                of Period      Expenses  Deductions   of Period


Year Ended December 31, 1993    $ 25,000     $ 26,369     $ 12,369    $ 39,000
Year Ended December 31, 1994      39,000       34,968       13,968      60,000
Year Ended December 31, 1995      60,000       59,754       71,754      48,000