Form 10-Q
period 1996-03-31
AMRION INC
filed 1996-05-15
CIK 812788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q





[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996


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

                                            Yes   X    No

Common stock, par value $.0011 per share: 5,035,938 shares outstanding as of March 31, 1996.

                                PART 1. FINANCIAL

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           AMRION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995





                                                                        March 31,                December 31,
                                                                          1996              1995
                                                          (Unaudited)          (Audited)

                             Assets

Current:

  Cash and cash equivalents                               $   957,735           $   831,544
  Accounts receivable, less allowance
    of $45,000 and $48,000
    for possible losses                                       695,470               624,006
  Inventories                                               7,958,312             5,035,872
  Mail supplies                                               859,121             1,026,463
  Deferred promotional mailing costs, net                     647,173             1,103,987
  Other                                                       424,412               393,273
                                                            ----------            ----------

Total current assets                                       11,542,223             9,015,145
                                                           ----------           ----------


Property and equipment, net                                 4,453,488             4,368,672
                                                            ----------           ----------


Other assets:

 Marketable securities available for sale                   7,680,119            7,934,514
 Mailing lists, net                                         2,325,358            2,111,556
 Intangible assets, net                                       120,993              170,429

Total other assets                                         10,126,470           10,216,499
                                                           ----------           ----------

Total assets                                           $   26,122,181          $23,600,316
                                                           ==========           ==========


See accompanying notes to the consolidated financial statements

                           AMRION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                        March 31,            December 31,
                                                                          1996              1995
                                                           (Unaudited)         (Audited)


         Liabilities and Stockholders' Equity

Current:

 Accounts payable                                         $ 4,458,837           $ 3,094,662
 Accrued liabilities                                          473,573               456,183
 Income taxes payable                                         431,112               193,255
                                                           ----------            ----------

Total current liabilities                                   5,363,522             3,744,100

Deferred income taxes                                         104,000               104,000
                                                            ----------           ----------

Total liabilities                                           5,467,522             3,848,100
                                                            ----------           ----------


Minority interest                                              22,275            32,865


Stockholders' equity:

 Common stock, $.0011 par value - shares
  authorized, 10,000,000; issued 5,035,938
  and 5,026,813                                                 5,539             5,529
 Additional paid-in capital                                11,841,871            11,788,856
 Retained earnings                                          9,013,846             8,090,756
 Marketable securities valuation
 allowance                                                   (228,872)          (165,790)
                                                            ----------          ----------


Total stockholders' equity                                 20,632,384             19,719,351
                                                           ----------           ----------

                                                          $26,122,181            $23,600,316
                                                           ==========            ==========

         See accompanying notes to the consolidated financial statements




                           AMRION, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

                                                                   Three months
                                                                       ended
                                                                     March 31,

1996   1995
                                                         (Unaudited)            (Unaudited)

Net sales                                                $13,381,956            $ 10,131,780
                                                          ----------             ----------


Costs of sales:
 Cost of products                                          5,939,529              4,355,623
 Cost of mailings                                          2,883,308              2,034,271
                                                           ---------              -----------

Cost of sales                                              8,822,837              6,389,894
                                                           ---------              -----------

Gross profit                                               4,559,119              3,741,886


 Operating expenses - selling, general
  and administration                                       3,384,418              2,640,403
                                                           ---------              ----------



Income from operations                                     1,174,701              1,101,483
                                                           ---------              ----------


Other income, net                                            159,138                174,313
                                                           ---------             ----------

Income before taxes on income                              1,333,839              1,275,796

Taxes on Income                                              410,749                482,667
                                                          ------------         ----------

Net income                                               $   923,090            $   793,129
                                                           ==========            ==========

Net income per common and common
 equivalent share                                        $       .18            $       .16
                                                          ==========             ==========

Weighted average number of common shares
 and common share equivalents outstanding                  5,204,489              5,070,112
                                                          ==========             ==========


       See accompanying notes to the consolidated financial statements


                           AMRION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

               Increase (Decrease) in Cash and Cash Equivalents

                                                                       Three months
                                                                           ended
                                                                          March 31,

                                                                1996               1995
                                                            (Unaudited)         (Unaudited)

Cash flow from operating activities:
 Net income                                                 $  923,090          $  793,129
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              299,794             191,820

    Changes in operating assets and liabilities:
     Accounts receivable                                       (71,464)            (30,738)
       Inventory                                            (2,922,440)            212,363
     Mailing supplies                                          167,342            (236,332)
       Deferred promotional mailing costs                      456,814             112,459
        Other assets                                           (41,729)            116,661
     Accounts payable                                        1,364,175            (348,145)
     Accrued liabilities                                        17,390             161,825
     Income taxes payable                                      237,857             482,664
                                                              ----------        ---------

Cash provided by operating activities                          430,829           1,455,706
                                                              ----------        ---------

Cash flows from investing activities:
 Sales of marketable securities
  available for sale                                           191,313             197,144
 Purchase of property and equipment                           (217,589)           (190,500)
 Purchase of mailing lists and intangible assets              (331,387)           (373,466)
                                                             -----------         ----------

Cash used in investing activities                             (357,663)           (366,822)
                                                              ----------         ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock - net                  53,025              33,514
                                                              ----------        ----------


Net increase  in cash and cash
 equivalents                                                   126,191           1,122,398

Cash and cash equivalents, beginning of period              $  831,544          $  120,931
                                                             ---------           ---------

Cash and cash equivalents, of period                        $  957,735          $1,243,329
                                                             =========           =========


          See accompanying notes to the consolidated financial statements

                           AMRION, INC. AND SUBSIDIARY
             CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended December 31, 1995.

The consolidated financial statements include the accounts of Amrion, Inc. ("Amrion") and those of its 90% owned subsidiary, Natrix International, LLC ("Natrix"), a Colorado Limited Liability Company (collectively the Company). Amrion markets nutritional supplements principally throughout the United States, with the balance to customers in the Far East, Europe and Mexico, using a combination of direct mail, telemarketing and print advertising. Natrix is engaged in the marketing and distribution domestically of the Advanced Botanics line.

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

Concentrations of credit risk with respect to such accounts receivable are limited due to the large number of customers dispersed across geographic areas and generally short payment terms

The Company's cash equivalents are high quality money market accounts held with major financial institutions. Marketable securities consist primarily of preferred stock and AAA rated tax-exempt municipal bonds. The Company considers cash and and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The investment policy limits the Company's exposure to concentrations of credit risk.

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All marketable equity and debt securities have been categorized as available for sale as the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are stated at fair value with unrealized gains and losses included as a component of stockholders' equity until realized.



NOTE 3

Inventories are valued at the lower of cost(at Standard which approximates First-in, First-out)or market.

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of related assets, generally 3 to 31.5 years. Maintenance and repair costs are expensed as incurred.

Purchased mailing lists, trademarks and copyrights are amortized by the straight-line method over their estimated useful lives which range from five to ten years. On an ongoing basis the Company reviews the recoverability and amortization periods of intangible assets taking into consideration any events or circumstances which could impair the assets' carrying value and records adjustments when necessary.

NOTE 4

Direct response advertising consists primarily of direct mail advertising, including deferred promotional mailing costs, of the Company's products. The capitalized costs of mailed promotional materials are amortized over the expected promotional benefit period of three months. Other advertising and promotional costs are expensed the first time the advertising takes place.


Income per common and common equivalent share is based on the weighted average number of common shares outstanding during each of the periods presented. Options to purchase stock are included as common stock equivalents when dilutive.

Certain  items  included  in  prior  years'   financial   statements  have  been
reclassified to conform to the current year presentation.


PART I   FINANCIAL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period from January 1, 1996, to March 31, 1996.

The following review concerns the three-month periods ended March 31, 1996, and March 31, 1995, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-Q.

Results of Operations

         For the three-month periods ended March 31, 1996, and March 31, 1995.

Net sales for the three months ended March 31, 1996, were $13,382,000, an increase of $3,250,000, or 32%, over the same period in 1995. The continued growth in net sales for the three months ended March 31, 1996, was a direct result of the Company's marketing programs which increased the number of new customers by approximately 6%, and, to a lesser extent, the Company's effort to diversify the product base with the introduction of 20 new products.

The Company has been able to expand sales through larger and more frequent customer acquisition mailings and, as a result of the nationwide trend towards preventive health care as a viable alternative to traditional medical treatment. A portion of the increase in net sales is attributable to improvements in customer segmentation mailing programs within the existing customer base. In essence, the Company has continued to be generate excellent sales response rates on smaller and more targeted mailings to specified customers within the existing customer base.

The Company intends to continue to implement new customer acquisition programs through mailings, print advertising, telemarketing, direct response television, radio,field sales represenatives and expanded retail distribution programs. The Company plans to add 20 to 40 new products and approximately 80,000 new customers through these scheduled marketing programs during the remaining nine months in 1996.

Cost of products increased to $5,940,000 for the first three months of 1996, compared to $4,356,000 for the same period in 1995. As a percentage of net sales, cost of products increased by 1% over the same period in the prior year due to the expanded use of product promotionals in the Company's marketing programs.

Cost of mailings increased to $2,883,000 for the first three months of 1996, compared to $2,034,000 for the same period in 1995. As a percentage of net sales, cost of mailings increased by 1% over the same period in the prior year due to the increased use of customer acquisition mailings. The increase as a percentabe of net sales was due to the increased investment in customer acquistion mailings that have lower response rates than mailings to existing customers. The Company is estimating the cost of mailings to be 19% of sales for the twelve months ended December 31, 1996.

During the three months ended March 31, 1996, selling, general and administrative expenses ("SG&A") increased by $744,000 or 28% to $3,384,000 from the same period in 1995. This significant increase in SG&A was due primarily to additional  staffing  requirements  of  approximately  $223,000 and substantial increases in product marketing and development expenses of approximately $521,000 that were necessary to support the 32% growth in sales. However, SG&A as a percentage of net sales decreased by 1% over the same period in 1995 to 25% for the three months ended March 31, 1996.

In the three months ended March 31, 1996, net income increased by $130,000 (16%) to $923,000 compared to net income of $793,000 for the three months ended March 31, 1995. Overall, the growth in net income for the quarter ended March 31, 1996, was due to increased sales, cost control efforts and lower product costs from in-house manufacturing during a period of significant expenditures on customer acquisition and market development in the Company's newer retail product lines.

Liquidity and Capital Resources

The Company generated $431,000 and $1,456,000 in cash from operating activities during the three months ended March 31, 1996 and 1995, respectively. The decrease in cash from operating activities of $1,025,000 during the three months ended March 31, 1996, as compared to the same period in 1995 was due to the increase in product inventories by $2,922,000 in 1996 compared to decreases of $212,000 during 1995. This cash outflow was offset by net income of $923,000, an increase of $130,000 from net income of $793,000 in 1995 and an increase of $1,364,000 in accounts payable from December 31, 1995. The increase in inventory and corresponding increase in accounts payable was necessary to support continued sales growth and expanding product lines.

Additional cash sources provided by operating activites arose from a decrease of $624,000 in the Company's mailing supply inventories and deferred promotional mailing costs compared to an increase of $124,000 during the same period in 1995. This decrease in mailing supply inventories and deferred promotional mailing costs was due to an increase in customer acquisition mailings that were necessary to support continued sales growth.


Cash flows used by investing activities totaled $358,000 during the three months ended March 31, 1996, versus $367,000 for the same period in 1995. The continued use of cash in investing activities resulted from the purchase of machinery and equipment for the Company's manufacturing facility and computer equipment and software for a total cost of $218,000. The Company used $331,000 to purchase mailing lists and other intangible assets. Finally, the Company generated $191,000 from sales of marketable securities. The Company believes the cash invested in marketable securities combined with its current working capital position will be adequate to meet future operating needs.

Cash flows generated by financing activities totaled $53,000 as a result the exercise of stock options that were granted to directors and employees during 1994, 1993 and 1992.

The Company has a $355,000 revolving line of credit agreement with a bank which bears interest at 1% over the bank's prime lending rate and expires on May 19, 1996. No amounts were outstanding at December 31, 1995 or March 31, 1996.

PART II OTHER INFORMATION

No other  information  is required to be included in response to Items 1-6 under
Part II of this form 10-Q. No report on Form 8-K was filed during the quarter ending March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMRION, INC.

Date: May 12, 1996
                                         by:
          Jeffrey S. Williams, Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMRION, INC.

Date: May 12, 1996
                           by: /s/ Jeffrey S. Williams
     Jeffrey S. Williams, Chief Financial Officer