Form 10-Q
period 1996-06-30
AMRION INC
filed 1996-08-14
CIK 812788

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

                                                      FORM 10-Q





[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996


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


                                                     303-530-2525
                                                 (Telephone Number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X    No


Common stock, par value $.0011 per share: 5,199,324 shares outstanding as of June 30, 1996.

                                                  PART 1. FINANCIAL
                                      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                             AMRION, INC. AND SUBSIDIARY

                                             CONSOLIDATED BALANCE SHEETS

                                      AS OF JUNE 30, 1996 AND DECEMBER 31, 1995


                                                June 30,            December 31,
                                                 1996                  1995
                                               (Unaudited)          (Audited)

        Assets

Current:

  Cash and cash equivalents                    $   127,823        $   831,544
  Accounts receivable, less allowance
   of $41,000 and $48,000
   for possible losses                             815,035            624,006
  Inventories                                    8,241,107          5,035,872
  Mail supplies                                    722,880          1,026,463
  Deferred promotional mailing costs, net        1,034,170          1,103,987
  Other                                            317,523            393,273
                                               -----------        -----------

Total current assets                            11,258,538          9,015,145
                                               -----------        -----------


Property and equipment, net                      4,764,643          4,368,672
                                               -----------        -----------


Other assets:

 Marketable securities available for sale        7,378,487          7,934,514
 Mailing lists, net                              2,463,758          2,111,556
 Intangible assets, net                            117,445            170,429
                                               -----------        -----------

Total other assets                               9,959,690         10,216,499
                                               -----------        -----------

Total assets                                   $25,982,871        $23,600,316
                                               ===========        ===========




See accompanying notes to the consolidated financial statements

                                             AMRION, INC. AND SUBSIDIARY

                                             CONSOLIDATED BALANCE SHEETS

                                      AS OF JUNE 30, 1996 AND DECEMBER 31, 1995


                                                 June 30,          December 31,
                                                  1996                 1995
                                                (Unaudited)          (Audited)


         Liabilities and Stockholders' Equity

Current:

 Accounts payable                               $ 2,091,182        $ 3,094,662
 Accrued liabilities                                743,306            456,183
 Income taxes payable                               233,195            193,255
                                                 ----------         ----------

Total current liabilities                         3,067,683          3,744,100

Deferred income taxes                               104,000            104,000
                                                 ----------         ----------

Total liabilities                                 3,171,683          3,848,100
                                                 ----------         ----------


Minority interest                                     9,207             32,865


Stockholders' equity:

 Common stock, $.0011 par value - shares
  authorized, 10,000,000; issued 5,199,324
  and 5,026,813                                       5,719              5,529
 Additional paid-in capital                      12,849,805         11,788,856
 Retained earnings                               10,188,459          8,090,756
 Marketable securities valuation
  allowance                                        (242,002)          (165,790)
                                                 ----------         ----------

Total stockholders' equity                       22,801,981         19,719,351
                                                 ----------         ----------

                                                $25,982,871        $23,600,316





See accompanying notes to the consolidated financial statements

                                  AMRION, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF INCOME

              FOR THE SIX AND THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

                                Six months                     Three months
                                  ended                           ended
                                 June 30,                        June 30,

                            1996          1995          1996           1995
                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net sales              $25,253,287      $18,941,922     $11,871,331    $8,810,143
                       -----------      -----------     -----------   -----------

Cost of sales:
 Cost of products       10,797,795        8,056,959       4,858,266     3,701,337
 Cost of mailing         4,776,405        3,860,393       1,893,097     1,826,122
                       -----------      -----------      ------------  -----------

 Cost of sales          15,574,200       11,917,352       6,751,363     5,527,459
                       -----------      -----------      -----------   -----------

 Gross profit            9,679,087        7,024,570       5,119,968     3,282,684

Operating expenses -
 Selling, general and
 administration          7,117,079        5,415,754       3,732,661     2,775,351
                       -----------      -----------      -----------   -----------

Income from operations   2,562,008        1,608,816       1,387,307       507,333
                       -----------      -----------      -----------   -----------

Other income, net          326,496          415,845         167,358       241,532
                       -----------      -----------      -----------   -----------

Income before taxes
 on income               2,888,504        2,024,661       1,554,665       748,865

Taxes on income            790,801          738,550         380,052       255,883
                       -----------      -----------      -----------   -----------

Net income              $2,097,703       $1,286,111      $1,174,613   $   492,982
                       ===========      ===========      ===========   ===========


Net income per common
 and equivalent share
                       $       .40      $       .25     $       .22   $       .10
                       ===========      ===========      ===========   ===========


Weighted average number
 of common shares and
 equivalents
 outstanding             5,204,476        5,064,138       5,257,962     5,086,123
                       ===========      ===========      ===========   ===========


See accompanying notes to the consolidated financial statements

                                AMRION, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX AND THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995


                                                      ended               ended
                                                     June 30,           June 30,

                                              1996         1995         1996       1995
                                           Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)

Cash flows from operating activities:
 Net income                               $2,097,703    $1,286,111   $1,174,613    $ 492,982
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization             682,650       360,180      382,857      168,360

   Changes in operating assets and liabilities:
     Accounts receivable                    (191,029)       80,027     (119,565)     110,765
     Inventories                          (3,205,235)     (317,175)    (282,795)    (529,538)
     Mailing supplies                        303,583      (533,422)     136,241     (297,090)
     Deferred promotional mailing costs       69,817        80,638     (386,997)     (31,821)
     Other assets                             75,750       158,145      106,889       27,389
     Accounts payable                     (1,003,480)     (870,498)  (2,367,655)    (522,353)
     Accrued liabilities                     287,123       185,879      269,733       24,054
     Income taxes payable                     39,940        78,485     (197,917)    (404,179)
                                          ----------     ---------     ---------   ----------

Cash provided by (used in)
 operating activities                       (843,178)      508,370   (1,284,596)    (961,431)
                                          -----------    ---------   -----------   ----------

Cash flows from investing activities:
 Sales of marketable securities
  available for sale                         479,815       506,645      288,502      309,501
 Purchase of property and equipment         (732,192)     (275,074)    (514,603)     (84,574)
 Purchase of mailing lists and intangible
  assets                                    (669,305)     (850,719)    (327,329)    (463,158)
                                           ----------     ---------  -----------   ----------

Cash used in investing activities           (921,682)     (619,148)    (553,430)    (238,231)
                                           ----------     ---------  -----------   ----------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock - net                              1,061,139        49,514    1,008,114       16,000
                                           ----------    ---------- -----------    ---------

Net decrease in cash and cash equivalents   (703,721)      (61,264)    (829,912)  (1,183,662)

Cash and cash equivalents,
 at beginning of period                      831,544       120,931      957,735    1,243,329
                                          ----------     ---------   ----------   ----------

Cash and cash equivalents,
 at end of period                          $ 127,823       $59,667   $  127,823   $   59,667
                                           =========     =========   ==========   ==========


         See accompanying notes to the consolidated financial statements

                                             AMRION, INC. AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The consolidated financial statements include the accounts of Amrion, Inc. ("Amrion") and those of its 90%-owned subsidiary, Natrix International, LLC ("Natrix"), a Colorado Limited Liability Company (collectively the Company). Amrion markets nutritional supplements principally throughout the United States, with the balance to customers in the Far East, Europe and Mexico, using a combination of direct mail, telemarketing and print advertising. Natrix is engaged in the marketing and distribution domestically of the Advanced Botanics product line.

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

Concentrations of credit risk with respect to such accounts receivable are limited due to the large number of customers dispersed across geographic areas and generally short payment terms.

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



NOTE 3

Inventories are valued at the lower of cost (Standard which approximates First-in, First-out) or market.

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of related assets, generally 3 to 31.5 years. Maintenance and repair costs are expensed as incurred.

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

NOTE 4

Direct-response advertising consists primarily of direct-mail advertising, including deferred promotional mailing costs, of the Company's products. The capitalized costs of mailed promotional materials and print advertising in the Direct Marketing Division are amortized over the expected promotional benefit period of three months. Other advertising and promotional costs are expensed at the time the advertising takes place.

Income per common and common equivalent share is based on the weighted-average number of common shares outstanding during each of the periods presented. Options to purchase stock are included as common stock equivalents when dilutive.

Certain  items  included  in  prior  years'   financial   statements  have  been
reclassified to conform to the current year presentation.


PART I   FINANCIAL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period from January 1, 1996, to June 30, 1996.

The following review concerns the three and six-month periods ended June 30, 1996, and June 30, 1995, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-Q.

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from those contained in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations

For the three and six-month periods ended June 30, 1996 and June 30, 1995.

Net sales for the three months ended June 30, 1996 were $11,871,000, an increase of $3,061,000 (35%) over the same period in 1995. Net sales for the six months ended June 30, 1996 were $25,253,000, an increase of $6,311,000 (33%) over the same period in 1995. The continued growth in net sales for the quarter and six months ended June 30, 1996 was a result of the Company's continued improvements in customer segmentation mailing programs within the existing customer base. The Company has continued to generate excellent sales responses on smaller and more targeted mailings to specific customers within the existing customer base. Additionally, the Company has been able to increase sales as a result of the nationwide trend towards preventative health care as a viable alternative to traditional medical treatment.

The Company intends to continue to implement new customer acquisition programs through mailings, print advertising, television, telemarketing and expanded retail distribution programs. The Company anticipates it will add approximately 15 new products through these scheduled marketing programs for the remaining six months in 1996.

Cost of products increased to $4,858,000 and $10,798,000 for the three and six-month periods ended June 30, 1996, compared to $3,701,000 and $8,057,000, respectively, for the same periods in 1995. As a percentage of net sales, cost of products remained the same over the three and six-month periods in the prior year, due to continued reductions in product costs (approximately 1% of net sales) from in-house manufacturing. However, this reduction was offset by a 1% increase as a percentage of net sales in the cost of products from the continued use of product promotionals as part of the Company's marketing strategies.

Cost of mailings increased to $1,893,000 and $4,776,000 for the three and six-month periods ended June 30, 1996, compared to $1,826,000 and $3,860,000, respectively, for the same periods in 1995. As a percentage of net sales, cost of mailings decreased to 19% for the six-month period ended June 30, 1996, from 20% for the same six-month period one year ago. The decrease as a percentage of net sales was due to the Company's use of smaller and targeted customer and acquisition mailings. Additionally, the Company anticipated increases in postage rates and paper costs in 1996, and implemented new design guidelines for the Company's marketing materials that offset increases in mailing costs. The Company is estimating the cost of mailings to be 19% of sales for the twelve months ended December 31, 1996. However, cost of mailings may be higher due to further increases in postage rates and paper costs during the remaining six months of 1996.

During the three months ended June 30, 1996, selling, general and administrative expenses ("SG&A") increased by $958,000 (35%) to $3,733,000 from the same period in the prior year. SG&A for the six months ended June 30, 1996 increased by $1,701,000 (31%) to $7,117,000, compared to $5,416,000 for the six months ended
June 30, 1995. This increase of SG&A was due primarily to additional general and administrative expenses of approximately $1,040,000 and substantial increases in product marketing and development expenses of approximately $661,000, both of which were necessary to support the 33% growth in sales for the six-month period ended June 30, 1996. However, SG&A as a percentage of net sales decreased to 28% for the six-month period ended June 30, 1996, from 29% for the same six-month period one year ago.

During the three months ended June 30, 1996, net income increased by $682,000 (138%) to $1,175,000 compared to net income of $493,000 for the three months ended June 30, 1995. In the six months ended June 30, 1996, net income increased by $812,000 (63%) to $2,098,000 compared to net income of $1,286,000 for the six months ended June 30, 1995. As a percentage of net sales, net income increased to 8% for the six-month period ended June 30, 1996, from 7% for the same six-month period one year ago. Overall, the growth in net income for the quarter and six-month periods ended June 30, 1996, was due to the Company's increased sales and effective cost control efforts.


Liquidity and Capital Resources

The Company used $843,000 in cash from operating activities during the six months ended June 30, 1996, compared to cash generated of $508,000 for the same period in 1995. The decrease in cash from operating activities of $1,351,000 during the six months ended June 30, 1996, versus the same period in 1995, was due to the increase in product inventories by $3,205,000 compared to increases of $317,000 during 1995. The significant increase in product inventories was necessary to allow the Company to respond to future demand for its products and continued sales growth during the next quarter. Additionally, the decline in cash from operations activities resulted from a decrease in accounts payable of $1,003,000 compared to a decrease of $870,000 for the same period one year ago. These cash outflows were offset by net income of $2,098,000, an increase of $812,000 from $1,286,000 in 1995 and a decrease of
$304,000 in mailing supplies from December 31, 1995.

Cash flows used by investing activities totaled $922,000 during the six months ended June 30, 1996, versus $619,000 for the same period in 1995. The increase of $303,000 during 1996 compared to 1995 resulted from the purchase of machinery and equipment for the Company's manufacturing facility and computer equipment and software for a total of $732,000. Additionally, the Company used $670,000 to purchase mailing lists and other intangible assets. Finally, the Company generated $480,000 from sales of marketable securities. The Company believes the cash invested in marketable securities with its current working capital position will be adequate to meet future operating needs.

Cash flows generated by financing activities totaled $1,061,000 during the six months ended June 30, 1996 as a result of stock options being exercised that were granted to employees and directors during 1994, 1993 and 1992.

The Company has a $650,000 revolving line of credit agreement with a bank which bears interest at 1% over the bank's prime lending rate and expires on June 21, 1997. No amounts were outstanding at December 31, 1995 or June 30, 1996.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 19, 1996, the Company held its 1995 Annual Meeting of Shareholders. The following matters, and the shareholder vote on each matter, were considered by the Company's shareholders:

1. To elect five (5) Directors to serve until the next Annual Meeting of Shareholders and until their successors shall have been elected and qualified.

                                              FOR              AGAINST
        Mark S. Crossen                    3,361,026            7,110
        Jeffrey S. Williams                3,361,503              572
        Theodore W. Brin                   3,361,503              572
        David E. Houseman                  3,361,503              572
        Leslie G. Taylor                   3,361,503              572

2. To ratify the appointment of BDO Seidman as the Company's independent public accountants.

       3,336,474  shares voted for the proposal
          18,403  shares voted against  the   proposal;   and
          12,987  shares abstained (including broker non-votes).


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

         Exhibit Number:                Description:
              27                        Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter endingJune 30, 1996.



No other  information  is required to be included in response to Items 1-6 under
Part II of this form 10-Q.

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMRION, INC.

Date: August 13, 1996
                                         by:
                                             Jeffrey S. Williams,
                                             Chief Financial Officer

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      AMRION, INC.

Date: August 13, 1996
                                             by: /s/ Jeffrey S. Williams
                                                 Jeffrey S. Williams,
                                                 Chief Financial Officer

August 13, 1995




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

RE:      Amrion, Inc.
         Quarterly Report Form 10-Q
         Commission File # 0-18476

Ladies and Gentlemen:

Enclosed for filing on behalf of the above referenced company please find the following:

 1. One manually executed Form 10-Q for the quarter ended June 30, 1995.

 2. Eight conformed copies of the Form 10-Q for the quarter ended June 30, 1995

Also enclosed is a copy of this letter and a self addressed stamped envelope for verification of filing.

If you have any questions regarding this filing, please do not hesitate to contact the undersigned.

Sincerely,




Jeffrey S. Williams
Chief Financial Officer

JSW/cl