Form 10-Q
period 1996-09-30
AMRION INC
filed 1996-11-14
CIK 812788

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

                                                      FORM 10-Q





[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange   Act  of  1934   for  the quarterly period ended
          September 30, 1996


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

                                            Yes   X    No


Common stock, par value $.0011 per share: 5,301,814 shares outstanding as of September 30, 1996.

                                                  PART 1. FINANCIAL
                                      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                             AMRION, INC. AND SUBSIDIARY

                                             CONSOLIDATED BALANCE SHEETS

                                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995





                                                           September 30,        December 31,
                                                              1996                  1995
                                                          (Unaudited)            (Audited)

                             Assets

Current:

  Cash and cash equivalents                               $ 1,216,910           $   831,544
  Accounts receivable, less allowance
    of $38,000 and $48,000
    for possible losses                                       718,651               624,006
  Inventories                                               7,487,706             5,035,872
  Mail supplies                                               586,095             1,026,463
  Deferred promotional mailing costs, net                   1,241,789             1,103,987
  Other                                                       408,555               393,273
                                                           ----------            ----------

Total current assets                                       11,659,706             9,015,145
                                                           ----------             ---------


Property and equipment, net                                 5,189,478             4,368,672
                                                           ----------             ----------


Other assets:

 Marketable securities available for sale                   7,175,722             7,934,514
 Mailing lists, net                                         2,532,685             2,111,556
 Intangible assets, net                                       137,489               170,429

Total other assets                                          9,845,896            10,216,499
                                                           ----------           ----------

Total assets                                              $26,695,080           $23,600,316
                                                           ==========           ==========








 See accompanying notes to the consolidated financial statements


                                           AMRION, INC. AND SUBSIDIARY

                                           CONSOLIDATED BALANCE SHEETS

                                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                           September 30,        December 31,
                                                               1996                1995
                                                           (Unaudited)          (Audited)


         Liabilities and Stockholders' Equity


Current:
 Accounts payable                                         $ 1,252,835           $ 3,094,662
 Accrued liabilities                                        1,102,207               456,183
 Income taxes payable                                         304,002               193,255
                                                           ----------             ----------

Total current liabilities                                   2,659,044             3,744,100

Deferred income taxes                                         104,000               104,000
                                                           ----------             ----------

Total liabilities                                           2,763,044             3,848,100
                                                            ----------            ----------


Minority interest                                             (15,528)               32,865


Stockholders' equity:

 Common stock, $.0011 par value - shares
  authorized, 10,000,000; issued 5,301,81
 and 5,026,813                                                  5,832                 5,529
 Additional paid-in capital                                12,849,614            11,788,856
 Retained earnings                                         11,343,141             8,090,756
 Marketable securities valuation
  allowance                                                  (251,023)             (165,790)
                                                            ----------            ----------


Total stockholders' equity                                 23,947,564            19,719,351
                                                           ----------            ----------

                                                          $26,695,080           $23,600,316

 See accompanying notes to the consolidated financial statements

                                            AMRION, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF INCOME

                                    FOR THE NINE AND THREE-MONTH PERIODS ENDED
                                            SEPTEMBER 30, 1996 AND 1995


                             Nine months                    Three months
                               ended                           ended
                            September 30,                   September 30,

                          1996           1995            1996          1995
                       (Unaudited)    (Unaudited)     (Unaudited)  (Unaudited)

Net sales             $39,316,695    $29,680,380     $14,063,408   $10,738,458
                      -----------     ----------      ----------    ----------

Cost of sales:
 Cost of products      16,656,699     12,960,231       5,858,904     4,903,272
 Cost of mailings       7,406,515      5,652,387       2,630,110     1,791,994
                       ----------     ----------      ----------    ----------

 Cost of sales         24,063,214     18,612,618       8,489,014     6,695,266
                       ----------     ----------      ----------    ----------

 Gross profit          15,253,481     11,067,762       5,574,394     4,043,192

Operating expenses -
 Selling, general and
 administration        11,011,631       8,305,581       3,894,552     2,889,827
                       ----------      ----------      ----------    ----------

Income from operations  4,241,850       2,762,181       1,679,842     1,153,365
                       ----------      ----------      ----------    ----------

Other income, net         466,316         631,880         139,820       216,035
                       ----------      ----------      ----------    ----------

Income before taxes
 on income              4,708,166       3,394,061       1,819,662     1,369,400

Taxes on income         1,455,781       1,242,873         664,980       504,323
                       ----------      ----------      ----------    ----------

Net income             $3,252,385      $2,151,188      $1,154,682    $  865,077
                       ==========      ==========      ==========    ==========


Net income per common
 and equivalent share  $      .63     $      .42      $      .22    $      .17
                       ==========     ==========      ==========    ==========


Weighted average number
 of common shares and
 equivalents
 outstanding            5,177,180      5,075,379       5,298,248     5,136,322
                       ==========     ==========      ==========    ==========


 See accompanying notes to the consolidated financial statements

                                             AMRION, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    FOR THE NINE AND THREE-MONTH PERIODS ENDED
                                           SEPTEMBER 30, 1996 AND 1995






                                                    Nine Months                           Three Months
                                                      ended                                 ended
                                                   September 30,                          September 30,

                                                             1996                            1995                1996        1995
                                                 (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net income                                       $3,252,385     $2,151,188       $1,154,682      $ 865,077
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                   1,068,936        608,651          386,287        248,471

   Changes in operating assets and liabilities:
     Accounts receivable                            (94,645)        (10,359)          96,384        (90,386)
     Inventories                                 (2,451,834)      1,382,909          753,401      1,700,084
     Mailing supplies                               440,368        (684,322)         136,785       (150,900)
     Deferred promotional mailing costs            (137,802)        317,218         (207,619)       236,580
     Other assets                                   (15,282)       (316,839)         (91,032)      (474,984)
     Accounts payable                            (1,841,827)       (821,217)        (838,347)        49,281
     Accrued liabilities                            646,024         214,965          358,901         29,086
     Income taxes payable                           110,747         130,222           70,807         51,737
                                                   ---------       ---------          ------         ------

Cash provided by operating activities               977,070       2,972,416        1,820,249      2,464,046
                                                    -------      ----------        ---------      ---------

Cash flows from investing activities:
 Sales of marketable securities
  available for sale                                673,559          94,168          193,744       (412,477)
 Purchase of property and equipment              (1,349,965)       (598,692)        (617,774)      (323,618)
 Purchase of mailing lists and intangible
  assets                                           (976,359)     (1,253,484)        (307,054)      (402,765)
                                                   ---------     -----------        --------       ---------

Cash used in investing activities                (1,652,765)     (1,758,008)        (731,084)    (1,138,860)
                                                  ----------      ----------        ---------    -----------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock - net                                     1,061,061          94,389              (78)        44,875
                                                 -----------      ----------          -------     ----------

Net increase in cash and cash equivalents           385,366       1,308,797        1,089,087      1,370,061

Cash and cash equivalents,
 at beginning of period                             831,544         120,931          127,823         59,667
                                                  ----------       --------       -----------    -----------

Cash and cash equivalents,
 at end of period                                $1,216,910      $1,429,728       $1,216,910     $1,429,728
                                                 ==========      ==========        ==========    ==========




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

The consolidated financial statements include the accounts of Amrion, Inc. ("Amrion") and those of its 90%-owned subsidiary, Natrix International, LLC ("Natrix"), a Colorado Limited Liability Company (collectively the Company). Amrion markets nutritional supplements principally throughout the United States as well as to customers in the Far East, Europe and Mexico, using a combination of direct mail, telemarketing, print advertising and a network of distributors and brokers. Natrix is engaged in the marketing and distribution domestically of its Advanced Botanics product line to major retail drug and food chains.

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

The Company's cash equivalents are high quality money market accounts held with major financial institutions. Marketable securities consist primarily of AAA rated tax-exempt municipal bonds and preferred stock. The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The investment policy limits the Company's exposure to concentrations of credit risk.

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


NOTE 3

Inventories are valued at the lower-of-cost (Standard, which approximates First-in, First-out) or market.

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

Income per common and equivalent share is based on the weighted-average number of common shares outstanding during each of the periods presented. Options to purchase stock are included as common stock equivalents when dilutive.

Certain  items  included  in  prior  years'   financial   statements  have  been
reclassified to conform to the current year presentation.



PART I   FINANCIAL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period from January 1, 1996, to September 30, 1996.

The following review concerns the three and nine-month periods ended September 30, 1996, and September 30, 1995, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-Q.

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

Results of Operations

For the three and nine-month periods ended September 30, 1996, and September 30, 1995.

Net sales for the three months ended September 30, 1996 were $14,063,000, an increase of $3,325,000 (31%) over the same period in 1995. Net sales for the nine months ended September 30, 1996 were $39,317,000, an increase of $9,637,000 (32%) over the same period in 1995. The continued growth in sales for the quarter and nine months ended September 30, 1996 was due to the continued growth in the retail market for nutritional supplement products (sales growth of more than 51% from $3.5 billion in 1991 to $5.3 billion in 1995). Also, the Company was successful with its customer acquisition programs and promotional marketing campaigns and continued to improve efficiencies in customer segmentation mailing programs within the existing customer base. As a result, the Company was able to cost-effectively generate positive sales response rates on smaller and more targeted mailings to its existing customers. Finally, the Company's primary marketing efforts are directed toward persons aged 45 years and older, which is the fastest growing segment of the U.S. population, and trending towards preventative health care as a viable alternative to traditional medical treatment.

The Company intends to continue to implement new customer acquisition programs through mailings, telemarketing, direct response television, field sales representatives and expanded retail distribution programs through its network of distributors and brokers.

Cost of products increased to $5,859,000 and $16,657,000 for the three and nine-month periods ended September 30, 1996, compared to $4,903,000 and $12,960,000, respectively, for the same periods in 1995. However, as a percentage of net sales, cost of products decreased by 2% over the same nine-month period in the prior year due to reductions in product costs from lower raw material prices through multi-sourcing and strategic alliances with raw material suppliers and in-house manufacturing. The Company believes its strategic alliances, multi-sourcing of suppliers and cost reductions through greater volumes along with in-house manufacturing will continue to reduce the cost of its products in 1996 and 1997. However, the Company is subject to variations in the costs of its raw materials, which may offset any cost savings realized from strategic alliances, multi-sourcing, and in-house manufacturing.

Cost of mailings increased to $2,630,000 and $7,407,000 for the three and nine-month periods ended September 30, 1996, compared to $1,792,000 and $5,652,000, respectively, for the same periods in 1995. As a percentage of net sales, cost of mailings remained the same for the nine-month period ended September 30, 1996, compared to the same nine-month period one year ago. The Company is estimating the cost of mailings to be 19% of sales for the twelve months ended December 31, 1996. However, cost of mailings may be higher due to further increases in postage rates, paper costs and lower response rates from targeted mailings during the remaining three months of 1996.

In the three months ended September 30, 1996, selling, general and administrative expenses ("SG&A") increased by $1,005,000 (35%) to $3,895,000 from the same period in the prior year. SG&A for the nine months ended September 30, 1996, increased by $2,706,000 (33%) to $11,012,000 compared to $8,306,000 for the nine months ended September 30, 1995. This increase of SG&A was due primarily to additional general and administrative expenses of approximately $1,693,000 and increases in product marketing and development expenses of approximately $1,013,000 which were necessary to support the 32% growth in sales for the nine-month period ended September 30, 1996. As a percentage of net sales, SG&A remained the same, at 28%, for the nine-month period ended September 30, 1996, compared to the same nine-month period one year ago.

In the three months ended September 30, 1996, net income increased by $290,000 (33%) to $1,155,000 compared to net income of $865,000 for the three months ended September 30, 1995. In the nine months ended September 30, 1996, net income increased by $1,101,000 (51%) to $3,252,000 compared to net income of $2,151,000 for the nine months ended September 30, 1995. As a percentage of net sales, net income increased to 8% for the nine-month period ended September 30, 1996, from 7% for the same nine-month period one year ago. Overall, the growth in net income for the quarter and nine-month periods ended September 30, 1996, was due to the Company's increased sales and effective cost control efforts.

Liquidity and Capital Resources

The Company generated $977,000 in cash from operating activities during the nine months ended September 30, 1996, compared to cash generated of $2,972,000 for the same period in 1995. The net decrease in cash from operating activities of $1,995,000 during the nine months ended September 30, 1996, versus the same period in 1995, was due to the increase in product inventories by $2,452,000 compared to decreases of $1,383,000 during 1995. The significant increase in product inventories was necessary to allow the Company to respond to future demand for its products due to projected sales growth during 1996. Additionally, deferred promotional mailing costs increased by $138,000 compared to decreases of $317,000 during 1995 to support the continued sales growth. Finally, the decline in cash from operating activities resulted from a decrease in accounts payable of $1,842,000 compared to a decrease of $821,000 for the same period one year ago.

These cash outflows were offset by net income of $3,252,000, an increase of $1,101,000 from $2,151,000 in 1995 and a decrease of $440,000 in mailing supplies from December 31, 1995.

Cash flows used by investing activities totaled $1,653,000 during the nine months ended September 30, 1996 versus $1,758,000 for the same period in 1995. The use of cash during 1996 resulted from the purchase of equipment for the Company's manufacturing facility and new computer software for the Company's conversion to a state-of-the-art software database and financial applications for a total of $1,350,000. Additionally, the Company used $976,000 to purchase mailing lists and other intangible assets.Finally, the Company generated $674,000 from sales of marketable securities. The Company believes the cash invested in marketable securities and its current working capital position will be adequate to meet future operating needs.

Cash flows generated by financing activities totaled $1,061,000 during the nine months ended September 30, 1996 as a result of stock options being exercised that were granted to employees and directors during 1994, 1993 and 1992.

The Company has a $650,000 revolving line of credit agreement with a bank which bears interest at 1% over the bank's prime lending rate and expires on June 21, 1997. No amounts were outstanding at December 31, 1995 or September 30, 1996.


PART II OTHER INFORMATION

No other  information  is required to be included in response to Items 1-6 under
Part II of this form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit Number:               Description:

                     27                      Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ending September 30, 1996.

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMRION, INC.

Date: November 14, 1996



by:
Jeffrey S. Williams,
Chief Financial Officer

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMRION, INC.

Date: November 14, 1996


by: /s/ Jeffrey S. Williams
Jeffrey S. Williams, Chief Financial Officer