Form 10-K
period 1996-12-31
AMRION INC
filed 1997-04-08
CIK 812788

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                For the fiscal year ended December 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if  disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates was approximately $76,216,526 based upon the last transaction in the common stock known to the registrant.

The number of shares of the Registrant's $.0011 par value common stock outstanding as of March 24, 1997 was 5,251,514.
                                    Documents Incorporated By Reference:
The information required in Part III of this Form 10-K has been incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A to be filed with the Commission on or before April 30, 1997.


                                                   Part I

Statements and information presented within this Annual Report on Form 10-K for Amrion, Inc. and its 93% owned subsidiary, Natrix International, LLC (collectively the "Company") contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors regarding the Company's business, operations and competitive environment which may cause actual results to vary materially from these forward-looking statements accompany such statements.

ITEM I:   Business


GENERAL

The Company is engaged in developing, producing and marketing innovative, safe, high quality nutriceuticals and nutritional supplements. The Company's products, which are guaranteed for potency and purity, include nutriceuticals, herbs, herbal formulas, vitamins, minerals and homeopathic medicinals.

The Company currently markets and sells approximately 670 items under Company-owned trademarks through four principal divisions, utilizing five distribution channels which include direct marketing, specialty retail and mass merchandising, health care professionals and international sales. The Company operates in one segment with four separate marketing divisions. Each division employs a combination of marketing strategies which may include catalog and direct mailings, print advertising, free standing inserts, package insert programs, retail merchandising, radio, television, coupons, point of sale materials and customer service calls. The Company does not depend on a few major customers and the loss of any single customer would not have an adverse effect on the Company's sales.

The Company's direct marketing sales are conducted by the Direct Marketing Division (the "DMD") through two product lines. The Specialty Products Division markets nutritional supplement products primarily to health food stores, retail outlets, general sporting goods stores and independent distributors. The Health Care Professional Division was established to market nutritional supplements exclusively to health care professionals for dispensing to patients under professional supervision. The Company's International Division markets the Company's product lines primarily through distributors in Barbados, Hong Kong, Italy, Mexico, Malaysia, Portugal, Russia, Saudi Arabia and Taiwan. The Company's subsidiary, Natrix International, markets a line of nutritional supplements through mass merchandisers.

In 1994, the Company established its own manufacturing facility and is currently producing approximately 65% of its products, which account for nearly 95% of the Company's sales. The establishment of its own manufacturing facility enhanced the Company's current operations by providing it the ability to better control and reduce turnaround time from order to delivery, reduce inventory levels, increase quality control and increase profit margins through the reduction of product costs.


HISTORY

The Company was formed on January 21, 1987 under the name Herbs of China, Ltd. and was primarily engaged in the sale of Chinese herbal formulas to athletes. On August 18, 1988, the Company acquired 100% of the outstanding shares of Bioenergy Nutrients, Inc., a private Colorado corporation formed by the Company's President, Mark S. Crossen, which engaged in the development and marketing of nutritional supplements. Subsequently, Bioenergy Nutrients, Inc. was merged into the Company. In October 1988, the Company changed its name to Bioenergy Nutrients, Inc. to reflect the merger and in March 1993, the Company's name was changed to Amrion, Inc. to more adequately reflect its diverse operations.

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

On November 2, 1993, the Company completed a public offering of 1,520,000 shares of Common Stock and 380,000 shares were sold by a shareholder at a price of $6.75 per share. On December 17, 1993 an additional 285,000 shares of Common Stock were sold at $6.75 through the Underwriter's 45-day option to cover over-allotments. The net proceeds to the Company from the stock offering were $11,004,000 after expenses of $1,179,000. The net proceeds from this offering were used to establish and equip a manufacturing facility, develop and market new products for retail distribution and fulfill working capital needs.

In connection with this offering, the Company sold to John G. Kinnard, Incorporated, as representative of the Underwriters (the "Underwriter"), for $50, a five-year warrant to purchase 190,000 shares of Common Stock exercisable at $8.10. During August 1996, the Underwriter exchanged outstanding warrants to purchase 87,510 shares of common stock to effect the exercise of warrants for 102,490 shares of the Company's common stock in a cashless exercise.


INDUSTRY OVERVIEW

According to industry analysts' reports, the retail market for vitamin and nutritional supplements has grown dramatically from $3.5 billion in 1991 to an estimated $6.5 billion in 1996 and is currently growing at 13% to 15% annually. By the year 2001, retail sales are expected to exceed $12 billion. The growth to date is largely a result of an increased national interest in preventative health choices; favorable consumer attitude shifts toward natural health care; increased consumer willingness toward self-care in resistance to rising health care costs; and a rapidly growing demographic segment of the population over 40 years old concerned with aging and disease. However, there is no assurance that consumer attitudes will continue to shift toward natural health care, and that the 40+ population segment will continue to embrace self-care and use supplements at the same rate.

Recent estimates indicate that 54% of the U.S. population uses nutritional supplements at least occasionally in some form (tablet, capsule or liquid). Aging baby boomers and seniors are more likely to be heavy consumers of nutritional supplements. Approximately 7% of the U.S. adult population are considered to be heavy consumers of supplements, taking them more than once a day. Heavy users of supplements are more likely college graduates, females and professionals. The greatest incidence of use is among those living on the west coast.

Mass market retailers (drug, grocery and discount stores) accounted for approximately 45% of dietary supplement sales in 1996 and health and natural food stores accounted for more than 38% of industry sales. Mail order sales represented 3.4%.

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

Coincident with the proliferation of published studies revealing the potential health benefits of nutritional supplements, has been an increase in physician recommendations to patients of antioxidants. USA Today reported that a survey conducted in 1996 at an American Heart Association conference found that the number of physicians recommending antioxidant vitamins had increased 42% over the previous year.

While the vast majority of studies continue to suggest that vitamin intake can have positive effects on long-term health, there are occasional studies that find negative relationships between vitamin intake and health. One of the more significant negative studies was the "Finnish" study released in the Spring of 1994. This study examined the impact of beta carotene and vitamin A on a group of middle-aged, long-term Finnish smokers. The study suggested that beta carotene and vitamin A were not effective in reducing lung cancer.

Based upon increased consumer awareness, the Company anticipates that the market for vitamins and other nutritional supplements will continue to increase. However, there can be no assurance that the absence of media attention or the publication of adverse reports regarding vitamins and other nutritional supplements or reports regarding the Company's primary products will not have a material adverse effect on the market for such products or on the Company's sales or income.


SALES AND MARKETING

The Company utilizes direct mail of Company designed catalogs, brochures and individual mail pieces which highlight product lines and current promotional activities. The Company complements its direct mail activities with print advertising, free standing inserts, package insert programs and television. Finally, the Company uses outbound courtesy sales calls designed to identify specific customer groups, provide market research data on customer needs and satisfaction and assist in monitoring sales by product line or user group.

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

Direct Marketing Division

The Direct Marketing Division (DMD) accounted for 87% of the Company's net sales during 1996 and markets the Bioenergy Nutrients (BN) and HealthSmart Vitamins
(HSV) product lines. The BN line consists of approximately 250 nutritional supplement products and several homeopathic remedies which are marketed to consumers nationwide through direct mail (catalogs, mini-catalogs, and other direct mail programs), outbound telephone sales and magazine and newspaper advertisements. In July 1994, the Direct Marketing Division introduced HealthSmart Vitamins, a line of value-priced nutritional supplements. This line presently consists of approximately 135 vitamin and nutritional supplement products which are marketed to nutritionally-aware consumers nationwide through direct mail.

The Company's success in direct marketing has been accomplished through the development of sophisticated and proprietary information systems capable of capturing, storing, retrieving, reporting and interpreting buying patterns and customer sales data to evaluate product and promotional activities. In this regard, the Company utilizes several fundamental aspects and internally developed proprietary methods of database marketing in both its direct mail customer acquisition programs and customer maintenance programs.

The Direct Marketing Division acquires customers through two primary mediums: 1) direct mail, and 2) print advertising. The primary method of customer acquisition is direct mail, whereby the Company rents other companies' customer lists, and in return it is necessary to allow those companies to rent the Company's customer list. As the Company expands its customer acquisition programs, it believes that the need to rent its customer list on a reciprocal basis will diminish.

The Company plans to continue to study, test and evaluate new marketing techniques, such as direct response television, radio, free standing inserts and mini-catalogs. The Company also places advertising in magazines and professional journals in an attempt to add new customers to its mailing list. However, the Company has not determined the viability or proven the success of its alternative customer acquisition programs.

Specialty Products Division

The Specialty Products Division markets the BioDynamax line of nutritional herbs and formula supplements to health food store retailers and accounted for 3% of the Company's net sales during 1996.

The BioDynamax line of nutritional supplements is comprised of 90 products, including Guaranteed Potency Herbs, specialty nutrients and condition-specific formulas, each scientifically formulated to be the highest quality supplements in the retail health food industry. The BioDynamax line utilizes direct mail promotions supported by field sales representatives and telesales to acquire new health food store customers.

BioDynamax' Guaranteed Potency Herbs include the most popular herbal extracts available in health food stores. Each extract is standardized to a specific level of active constituents, and this standardization is verified by independent third-party laboratory analysis.

Health Care Professional Division

The Health Care Professional Division markets the PhysioLogics product line of nutritional supplements and homeopathic medicinals exclusively to health care professionals, primarily chiropractors, for dispensing to patients in clinics and offices under professional supervision. This division accounted for 3% of the Company's net sales during 1996.

The general marketing goals adopted for the Division during 1996 focused on providing specialized service and product selection to the existing PhysioLogics doctor account base and a concentrated effort toward the acquisition of new accounts. The PhysioLogics product line includes 95 separate products.

The PhysioLogics line has traditionally been marketed directly to health care professionals, primarily chiropractors. Direct mail promotions supported by telesales will continue to be the primary vehicle for acquiring sales in 1997. In addition, further market expansion into alternative medicine practices will be initiated.

Cevan International

The Company organized its Cevan International Division in 1993 to pursue international sales of the Company's product lines. The Division was developed to leverage the Company's strength in product development and marketing to gain a presence in markets outside the United States.

Cevan International experienced significant sales growth in 1996 with net sales of $2.7 million (5% of the Company's net sales) compared to net sales of $899,000 in 1995. Cevan International currently markets its products through distributors in 20 countries including Barbados, Hong Kong, Italy, Mexico, Malaysia, Portugal, Russia, Saudi Arabia and Taiwan. Throughout 1996, Cevan International focused on managing its existing accounts while acquiring new accounts and assisting current distributors with growing their businesses.

During 1997, Cevan International will focus on increasing sales to existing accounts by developing effective marketing materials to assist with product promotion.


Natrix International, LLC - majority-owned subsidiary

Natrix International was formed as a Colorado limited liability company in February 1994 by two member organizations; Amrion, Inc. and Indena Spa. Natrix was established to develop the North American mass market for herbal based health maintenance products. It is the Company's intention to expand this business opportunity by establishing the leading brand of natural products in each targeted category within the health and beauty sector. The Natrix product line consists of six proprietary formulas and is sold through food and drug chains and discount mass merchandisers. The specially formulated botanical extracts are positioned as stand-alone brands in their respective categories and target the same channels of distribution, utilize the same management team, and generally target the same customer profile.

The product line is supported in the retail market with a comprehensive advertising and promotional marketing program. The emphasis will be on gaining full distribution in existing markets and evaluation of the marketing elements. Chain specific programs will be developed to support expansion through major drug chains. Natrix International accounted for 2% of the Company's net sales during 1996.

In 1997, Natrix will focus on gaining new production distribution within the top 30 national and regional accounts, expand current production distribution within existing accounts, incorporate account-specific promotional vehicles and trade advertising into the overall marketing strategy and develop an effective national broker network.


MANUFACTURING

The Company purchased a 31,000 square foot building for its manufacturing operations in Longmont, Colorado in March 1994. The finished area provides approximately 5,000, 12,000 and 14,000 square feet for administrative, manufacturing and distribution needs, respectively. The Company also leases an additional 18,000 square feet of warehouse space from a non-affiliated party, which lease expires in October 1998. The manufacturing operation is currently producing approximately 65% of the Company's products, representing nearly 95% of total net sales. The Company purchases the balance of its products from its existing third party manufacturers.

The establishment of its own manufacturing facility enhanced the Company's current operations by increasing its profit margins, reducing its need for private contractors and increasing its ability to control the quality and the supply of its products. In addition, inventory turns and product mix have been improved. The Company seeks to maintain a sufficient level of product inventory to meet customer demand in the event of manufacturing delays or supply shortages.

Through  education,  training  and  supervision,  the  Company  places  a strong emphasis on quality control, and all raw materials and finished products are subject to sample testing for weight and purity. By May 1997, a fully operational analytical laboratory will be completed. This laboratory will allow in-house analyses of microbial content and concentrations of active phytochemical constituents to better guarantee the quality, safety and efficacy of the Company's products. As the Company continues to expand its product lines and increase its vertical integration, quality assurance will continue to be a major emphasis. The Company will focus on expanding its process and manufacturing controls in 1997.


SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company currently imports approximately 75% of its raw materials from various foreign countries. The raw materials are sent to the Company's manufacturing facility or various independent third party manufacturers who are contracted for blending, mixing, tableting, encapsulating, liquid preparation and bottling. Due to the increase in demand for the Company's products from the overall growth in the natural products industry, Amrion has developed strategic partnerships with key domestic and international raw material suppliers. These written supply contracts between Amrion and principal raw material suppliers are negotiated during the fourth quarter of each year for the following year and provide reasonable assurance that the Company's supply of raw materials will not be interrupted. However, alternative sources of the Company's materials are available in the event a supplier is unable to deliver as specified in the written supply contract. The termination of supply by one or more of its vendors could have a temporary adverse effect on the Company's sales.

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

Bilberry
Known scientifically as Vacciunium Myrtillus, the Bilberry bush belongs to the family of Ericaceae. It is a shrubby perennial plant that grows in the woods of northern Europe and the sandy areas of northern America and Canada. Clinical studies indicate that Bilberry can help nutritionally support the tiny capillaries that feed eye muscles and nerves, and by this action, can help inhibit the damage caused by blood vessel deterioration. Bilberry is perceived by its users to: 1) offer nutritional support for healthy eye function in fighting blurred vision, eye strain and near-sightedness, 2) help extend the range of vision and promote the sharpness of images, and 3) aid the eye's ability to focus and adapt to the dark. Bilberry is imported as a raw material powder in kilograms and is encapsulated and packaged at the Company's manufacturing facility.

Ginkgo Biloba
Ginkgo Biloba Extract (GBE) comes from the extract of the leaves of the Ginkgo tree. European clinical studies support GBE's ability to: 1) enhance intracellular energy production, 2) increase cellular glucose uptake,
3) improve vascular cellular health, 4) demonstrate free radical scavenging activity (attack substances that can cause tissue damage and inflammation), and 5) help improve blood flow to the brain and peripheral extremities, although some of these perceived benefits have not been clinically proven. GBE is imported as a raw material powder in kilograms and is encapsulated and packaged at the Company's manufacturing facility.

MARKET DEVELOPMENT ACTIVITIES

During 1996 and 1995 the Company spent $3,175,000 and $2,204,000 on product marketing and development expenses, including costs associated with development of its retail products divisions and its subsidiary Natrix International. The Company has continued to engage in an expansive market research program to enlarge and diversify its product lines and expand its customer base beyond direct marketing. These efforts led to an introduction of approximately 145 new products and the discontinuance of 75 products for a net addition of 70 products, totaling 670 products at year-end, December 31, 1996.


COMPETITION

The business of developing, manufacturing and marketing vitamins, minerals and other nutritional supplements is highly competitive. It is not possible to accurately assess the number and size of competitors, as the nutritional supplement industry is fragmented by many small companies, many of which are privately-held and do not publish sales and marketing figures. The Company believes that its competitive pricing, quality of advertising, comprehensive lines of quality products and customer service commitment enable it to compete favorably with other companies.

The DMD uses direct marketing offerings of nutritional supplements in an effort to be more price competitive than companies selling similar products through retail outlets. The DMD believes that it competes favorably with other direct market sellers of similar products on the basis of price, reputation and customer service, including speed of delivery and new product offerings.

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

Mass market retailers (drug, grocery and discount stores) account for approximately 45% of dietary supplement sales and health and natural food stores account for approximately 38% of industry sales. Industry analysts predict significant growth in sales of vitamins and nutritional supplements through these distribution channels. Less than 4% of vitamin and dietary supplement sales are derived from direct marketing methods. In an effort to increase market share, the Company has entered the mass market through its retail divisions and subsidiary.


TRADEMARKS AND COPYRIGHTS

The  Company  owns  common  law   trademarks  and  has  obtained  114  trademark
registrations on its product names from the United States Patent and Trademark Office.

Fifteen additional applications have been made and are pending before the U.S. Patent and Trademark Office. The Company has not applied for trademark protection in any foreign jurisdictions. During the remainder of 1997, the Company anticipates an additional 40 federal applications will be filed with respect to the addition of new products. Federally registered trademarks have perpetual life, provided they are renewed by the holder on a timely basis and properly used as a trademark, subject to the rights of third parties to seek cancellation of the trademark. Additionally, the Company will apply to register approximately 75 copyrights on advertising literature, product catalogs and trade secrets with the United States Copyright Office.


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

On October 25, 1994, President Clinton signed the Dietary Supplement Health and Education Act of 1994 ("DSHEA") into law. In passing DSHEA, Congress acquiesced to the sentiment and will of the American public and acknowledged "the importance of nutrition and the benefit of dietary supplements to health promotion and disease prevention." Congress noted "a link between the ingestion of certain nutrients or dietary supplements and the prevention of chronic diseases." Perhaps the most compelling provision of DSHEA is the assertion that "preventative health measures, including education, good nutrition, and appropriate use of safe nutritional supplements will limit the incidence of chronic diseases and reduce long-term health care expenditures."

Arguably, the provision of DSHEA with the greatest impact on the nutritional supplement industry is the legislative establishment and legal definition of a separate class of substances known as "dietary supplements." This definition eliminates much of the legal limbo and regulatory uncertainty that existed under the previously established categories: food, food additive and drug. A dietary supplement will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. Such evidence must be provided by the manufacturer or distributor to the appropriate authority before it may be marketed. The legislation allows for the dissemination of information about the benefits of supplementation, as long as that information is not false or misleading. The information must present a balanced view of available scientific information on a dietary supplement. DSHEA expressly permits manufacturers of dietary supplements to make "structure/function" statements of nutritional support in advertising and on labels. Such statements may explain how a nutrient or dietary supplement affects the structure or function of the body. The statements may also document the mechanism by which a vitamin or other dietary ingredient maintains that structure or function.

However, DSHEA fails to establish complete guidelines for allowable claims, delegating that function to the Commission on Dietary Supplement Labels. The appointment of the Commission members was completed in October 1995. The
Commission was required under DSHEA, but failed to submit a report to the President by October 25, 1996. Respected industry analysts anticipate that the Commission will delay its report until October 1997. The Company believes its products, advertising and labeling are consistent with the spirit and intent of the DSHEA and responsive to the desires and needs of customers to place substantiated structure/function and nutritional support statements on the labels of products.

The Company will continue to refine its policies and systems to effectively communicate truthful information about dietary and nutritional supplements while ensuring compliance with applicable federal, state and local regulations.


EMPLOYEES

The Company employs approximately 301 full-time persons, of whom 75 are employed in executive, accounting, information technology, administrative and marketing support functions; 138 in sales, customer relations and marketing positions; 24 in product development, purchasing and quality control functions; and 64 in shipping, receiving and manufacturing positions. Also, the Company is currently utilizing temporary contract employees from outside employment agencies. These individuals are primarily engaged in the manufacturing, shipping and receiving departments of the Company. None of the Company's employees are represented by a collective bargaining unit. The Company believes that its relationship with its employees is good.


INDUSTRY SEGMENTS

The Company operates in a single Industry Segment.


ITEM 2:   Properties


PROPERTY, PLANT AND EQUIPMENT

In March 1994, the Company purchased a 31,000 square foot manufacturing facility and a 64,500 square foot adjacent lot for future expansion for a total cost of $1,020,000. The Company used a portion of the net proceeds obtained from its November 2, 1993 stock offering to purchase the facility and land. The cash outlay for this manufacturing facility did not significantly affect the Company's working capital position. Approximately 12,000 square feet (39%) is utilized for manufacturing operations, with the remaining balance used for administrative, distribution and warehousing needs. In March 1997, the company leased an additional 18,000 square feet of warehouse space from a non-affiliated party, which lease expires in October, 1998.

The Company also owns a 20,000 square foot office building located in Boulder, Colorado, which was acquired in April 1993 to house the Company's administrative, marketing and sales personnel. The Company leases additional 4,400, 3,750 and 5,227 square feet of office space from non-affiliated third parties, with leases expiring in November 1997, February 1999 and October 1998, respectively. These facilities consist of administrative, marketing and sales offices.

The Company believes its facilities will need to be expanded in 1998 to meet its growth needs for administration, marketing and manufacturing functions. The Company is currently investigating a "build to suit" and subsequent lease arrangement with a local developer. Sufficient acreage of land and at least 100,000 square feet of facilities space will need to be acquired and leased accordingly. The Company maintains general commercial/casualty insurance on its properties, which it deems to be adequate for its present needs.

ITEM 3:   Legal Proceedings

From time to time the Company is a party to litigation arising in the ordinary course of business. The Company has never been the subject of a suit for product liability, although the marketing and sale of nutritional supplements exposes the Company to the risk of product liability suits. The Company currently has its own product liability insurance of $10,000,000 and is an additional insured on all of the policies of its manufacturers.

On June 24, 1994, the Company and its President resolved an investigation commenced by the federal Food and Drug Administration by consenting to the entry of an injunction against them. In its consent, neither the Company nor its President admitted or denied the facts alleged by the FDA. In the consent decree, the court enjoined the Company and its President from misbranding any of its dietary supplement products and from selling and distributing any drug products without complying with applicable federal laws. The decree provides that the Company may petition the federal court in Denver to dissolve the Decree if the FDA has not notified the Company by June 24, 1999 that there has been a significant violation of the Decree. To date, the Company has not received any such notice. As part of the same matter, the Company entered into a Plea Agreement with the United States of America in which the Company, on June 22, 1994, agreed to plead guilty to one count of selling, on or about July 12, 1989, misbranded bottles of Coenzyme Q10. Subsequently, the Company was fined $46,000.


ITEM 4:   Submission of Matters To a Vote of Security Holders

None.






                                                  Part II


ITEM 5:  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Principal Market or Markets. The Company's common stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol "AMRI."

The following table sets forth quarter-by-quarter data for 1995 and 1996. The range of high and low representative bid quotations are for the Company's Common Stock as quoted by NASDAQ National Market System.

                                                    Bid
                                         High                  Low
Calendar Year 1995
  First Quarter                          $9.63                $6.50
  Second Quarter                         10.38                 8.75
  Third Quarter                          12.50                 9.38
  Fourth Quarter                         12.38                 9.88

Calendar Year 1996
  First Quarter                         $15.38               S10.38
  Second Quarter                         18.50                14.50
  Third Quarter                          22.00                14.88
  Fourth Quarter                         26.25                19.00

(b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's $0.0011 par value Common Stock at March 24, 1997, was approximately 795. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Balance Sheet Data:                 12/31/96        12/31/95          12/31/94  12/31/93      12/31/92
------------------                  --------        --------          --------  --------      --------
Working capital                    $10,760,000      $5,271,000       $4,265,000 $ 6,694,000    $1,324,000
Total assets                        30,215,000      23,600,000       19,033,000  15,523,000     2,631,000
Current liabilities                  4,317,000       3,744,000        2,823,000   1,045,000       588,000
Stockholders' equity                25,576,000      19,719,000       16,127,000  14,425,000     1,995,000

Operations Data:                      1996            1995              1994       1993          1992
---------------                       ----            ----              ----       ----          ----
Net sales                          $54,255,000     $38,756,000      $25,244,000 $16,418,000   $10,606,000
Cost of products                    22,595,000      16,311,000       10,786,000   7,286,000     4,901,000
Net income                           4,520,000       3,111,000        2,137,000   1,426,000       795,000
Net income per common
share                                      .86             .60              .42         .41           .26


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following review concerns the three years ended December 31, 1996, 1995 and 1994, which should be read in conjunction with the financial statements and notes thereto presented in this 10-K. Statements regarding future economic performance contained within Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements. Certain factors regarding the Company's business, operations and competitive environment which may cause actual results to vary materially from these forward-looking statements accompany such statements.

General

Over the last three years, the Company's net sales and net income have grown substantially. Net sales have increased to $54,255,000 in 1996 from $38,756,000 in 1995 and $25,244,000 in 1994. Similarly, net income has increased to $4,520,000 in 1996 from $3,111,000 in 1995 and $2,137,000 in 1994. Management believes this growth is the result of being market driven, adaptive to industry trends and responsive to its customers' needs, as well as a proficiency to maintain disciplined financial controls. The Company financed this growth primarily through cash flow from operations. However, a public offering of the Company's Common Stock was completed in the fourth quarter of 1993 (net proceeds of $11,004,000) that significantly strengthened the Company's financial structure. There is no seasonality in the Company's business.

See Liquidity and Capital Resources on page 12 for future trends due to the establishment of manufacturing capabilities and new marketing programs.

Results of Operations

Net sales for the twelve months ended December 31, 1996 were $54,255,000, an increase of $15,499,000 (40%) from $38,756,000 for the same period one year ago. Net sales for the twelve months ended December 31, 1995 increased by $13,512,000 (54%) compared to net sales of $25,244,000 during the twelve months ended December 31, 1994. This represents a growth in net sales of more than $29 million, or 115%, for the two years ended December 31, 1996.

Continued growth in net sales for the twelve months ended December 31, 1996, was a direct result of the Company's marketing programs which increased the number of new customers by 34% and the Company's diversification of its product base with the introduction of approximately 145 new products, which generated $5,943,000 in net sales. The increase in net sales during the year ended December 31, 1995, as compared to December 31, 1994 was due to a 65% increase in new customers and the introduction of 50 new products which generated $2,200,000 in net sales.

The Company has been able to expand sales through larger and more frequent customer acquisition mailings, advertisements in magazines and newspapers and, it believes, through the nationwide trend towards preventive health care as a viable alternative to traditional medical treatment. A portion of the increase in net sales is attributable to improvements in customer segmentation mailing programs within the existing customer base. Such mailings have generated excellent sales response rates on smaller and more targeted mailings to existing customers.

The Company intends to continue to implement new customer acquisition programs through mailings, telemarketing, print advertisements, direct response television, field sales representatives and expanded retail distribution programs. The Company plans to add 75-100 new products and approximately 115,000 new customers through these scheduled marketing programs in 1997. However, difficulties or delays in the development, production, testing and marketing of products, including a failure to ship new products when anticipated, failure of customers to accept these products, and a failure of manufacturing economies to develop when planned may reduce the number of new products introduced.

Cost of products was $22,595,000, $16,311,000 and $10,786,000 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents 42%, 42% and 43% of net sales for the twelve months ended December 31, 1996, 1995 and 1994, respectively. During the years ended December 31, 1996 and 1995, cost of products as a percentage of net sales remained the same over the prior year due to continued reductions in product costs (approximately 2% of net sales) from in-house manufacturing and lower product prices through volume discounts and expanded direct sourcing of raw materials. However, this reduction was offset by a 2% increase as a percentage of net sales in the cost of products from the continued use of product promotionals as part of the Company's marketing strategies. During the years ended December 31, 1995 and 1994, cost of products as a percentage of net sales decreased by 1% due t reductions in product costs from in-house manufacturing.

Cost of mailings was $10,274,000, $7,118,000, and $4,003,000 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents 19%, 18% and 16% of net sales for the twelve months ended December 31, 1996, 1995 and 1994, respectively. The 3% increase as a percentage of net sales in cost of mailings from the year ended December 31, 1996 compared to the year ended December 31, 1994 was due to the increased use of customer acquisition mailings. These mailings are more expensive due to increased costs associated with acquiring each new customer and such mailings typically have lower response rates than mailings to existing customers. However, the Company is expecting these costs to remain constant in 1997 and is estimating the cost of mailings to be 19% of net sales for the twelve months ended December 31, 1997. However, cost of mailings may be higher due to the Company's lack of experience regarding alternative customer acquisition programs. Until alternative customer acquisition strategies prove successful, the Company will continue to rely on its direct mail efforts, which could contribute to an increase in cost of mailings due to uncertainty regarding response and retention rates of such mailings.

In the year ended December 31, 1996, selling, general and administrative (SG&A) expenses increased by $4,176,000 or 37% to $15,499,000 from the prior year. In the year ended December 31, 1995, SG&A expenses increased by $3,289,000 or 41% to $11,323,000 from the same period one year ago. This significant increase in SG&A in 1996 was primarily due to the market development costs of $1,289,000 by Natrix International, the Company's majority owned subsidiary. Further increases were due primarily to the Company's sales growth, which necessitated additional staffing requirements of approximately $1,389,000 in 1996 and $1,685,000 in 1995 and substantial increases in product marketing and development expenses of approximately $971,000 in 1996 and $636,000 in 1995.

SG&A as a percentage of net sales was 29%, 29% and 32% for the years ended December 31, 1996, 1995 and 1994, respectively. SG&A as a percentage of net sales in 1994 was higher than in 1996 and 1995, due to the substantial start-up and market development costs incurred by the Company and its subsidiary, Natrix International, during 1994.

For the years ended December 31, 1996, 1995 and 1994, the Company generated interest income of $414,000, $365,000 and $359,000 and produced rental income on its customer list of $144,000, $125,000 and $114,000 respectively.

Net income as a percentage of net sales was 8.3%, 8.0% and 8.5% for the three years ended December 31, 1996, 1995 and 1994, respectively. Net income for 1996 increased by $1,409,000 (45%) from the prior year. Net income for 1995 increased by $974,000 (46%) to $3,111,000 compared to net income of $2,137,000 in 1994.
Overall, for the two years ended December 31, 1996 net income increased by $2,383,000 (111%) due to the Company's increased sales, cost control efforts and lower product costs during a period of significant expenditures on product and market development in the Company's newer retail product lines.


Liquidity and Capital Resources

On November 2, 1993, the Company completed a public offering of its Common Stock. The net proceeds to the Company from the stock offering were $11,004,000. During 1996 and 1995, the Company spent approximately $1 and $2 million, respectively, to add capacity to its manufacturing facility and continue the development of the Natrix line to be sold in the retail mass market. Despite these significant expenditures, the Company generated enough cash from internal cash flows in 1996 and 1995 to have a cash and marketable securities balance of $9,173,000 at December 31, 1996, with no long-term debt.

The Company has generated cash from operating activities of $2,396,000 and $3,736,000 during the years ended December 31, 1996 and 1995, respectively. The generation of cash from operating activities of $2,396,000 during the twelve months ended December 31, 1996 is primarily due to net income of $4,520,000, an increase of $1,409,000 from net income of $3,111,000 in 1995, and an increase of $888,000 in accounts payable and accrued liabilities from December 31, 1995.

These cash sources were offset by accounts receivables increasing by $1,368,000 in 1996 due to the Company's sales expansion into the retail mass markets on net 30 day payment terms and by product inventories increasing by $2,691,000 in 1996 compared to increases of $331,000 during 1995. Additionally, the Company's deferred promotional mailing costs increased by $272,000 in 1996 compared to increases of $217,000 for the same period in 1995. The increases in accounts receivable, inventory and deferred promotional mailing costs were necessary to support continued sales growth and expanding product lines.

Cash flows used by investing activities totaled $2,171,000 during the year ended December 31, 1996 versus $3,276,000 for the same period in 1995. The continued use of cash in investing activities resulted from the purchase of machinery and equipment for the manufacturing facility and computer equipment and software for a total cost of $1,576,000. Additionally, the Company used $1,480,000 to purchase mail lists and used $103,000 in cash to purchase other fixed and intangible assets. Finally, the Company generated cash of $988,000 from the sale of marketable securities. The Company believes the cash invested in marketable securities combined with its current working capital position will be adequate to meet future operating needs. However, as significant expenses are incurred for marketing distribution development, facility expansion and product development, the Company may be required to seek additional funding.

Cash flows provided by financing activities totaled $1,221,000 during the year ended December 31, 1996 as a result of stock options being exercised that generated $1,188,000 in cash. These stock options were granted to employees and directors during 1995, 1994, 1993 and 1992.

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115. Accordingly, these securities are stated at fair value with unrealized gains and losses included as a component of stockholders' equity until realized. At December 31, 1996, the Company recorded a marketable securities valuation allowance for an unrealized loss of $217,000 as a component of stockholders' equity. At December 31, 1996, the Company recorded a valuation allowance equal to the deferred tax effects of the marketable securities net unrealized loss as management of the Company has not been able to determine that it is more likely than not that the unrealized capital loss will be realized.

The Company has a $650,000 revolving line of credit agreement with a bank which bears interest at 1% over the bank's prime lending rate and expires in June 1997 and no amounts were outstanding at December 31, 1996.

The Company is currently investigating a "build-to-suit" and subsequent lease arrangement with a local developer. Sufficient acreage of land and at least 100,000 square feet of facilities space will need to be acquired and leased accordingly.


ITEM 8:   Financial Statements and Supplementary Data

The report of independent certified public accountants appears on page F-1 and the financial statements, notes to financial statements and schedule appear on pages F-2 through F-19 hereof.




ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                  PART III

The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 1997 Annual Meeting of Shareholders to be held on June 27, 1997.

                                                  PART IV


ITEM 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following consolidated financial statements are filed as part of this report:

Report of Independent Certified Public Accountants                          F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995          F-2 - F-3

Consolidated Statements of Income for each of the Three Years Ended
December 31, 1996, 1995 and 1994                                            F-4

Consolidated Statements of Stockholders' Equity for each of the Three Years
Ended December 31, 1996, 1995 and 1994                                      F-5

Consolidated Statements of Cash Flows for each of the Three Years Ended
December 31, 1996, 1995 and 1994                                            F-6

Summary of Accounting Policies                                        F-7 - F-9

Notes to Consolidated Financial Statements                           F-10 -F-19

Schedule 11 - Valuation and Qualifying Accounts                            F-20

(b) There were no Form 8-K's filed for the Registrant during the Quarter ended December 31, 1996.

(c)      The following Exhibits are filed as part of this report:

Exhibit
   No                          Document
   3.0            Amended and Restated Articles of Incorporation (1)

   3.1            Bylaws (2)

   23             Consent of BDO Seidman, LLP*

   27             Financial Data Schedule*




*Filed herewith

(1) Incorporated by reference from the Company's Registration Statement No. 333-15939, on Form S-8 as filed with the Securities and Exchange Commission on December 4, 1996.

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

                                  AMRION, INC.
                Date:  April 8, 1997 /s/ Mark S. Crossen
                                     Mark S. Crossen, Chief Executive Officer
                                                      & President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                          Title                         Date

/s/ Mark S. Crossen                 Chairman of the Board of      April 8, 1997
-------------------                 Directors and Principal Executive
Mark S. Crossen                     Officer

/s/ Jeffrey S. Williams             Director, Principal           April 8, 1997
-----------------------             Financial and Accounting
Jeffrey S. Williams                 Officer

/s/ Theodore W. Brin                Director                      April 8, 1997
---------------------
Theodore W. Brin

Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Amrion, Inc. and Subsidiary
Boulder, Colorado

We have audited the accompanying consolidated balance sheets of Amrion, Inc. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amrion, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                                              BDO SEIDMAN, LLP
Denver, Colorado
March 14, 1997

                                                                   Amrion, Inc.

                                                    Consolidated Balance Sheets


December 31,                                                                       1996            1995


Assets

Current:
  Cash and cash equivalents                                                $  2,277,469      $   831,544
  Accounts receivable, less allowance of
    $28,000 and $48,000 for possible losses (Note 4)                          1,991,772          624,006
  Inventories (Notes 1 and 4)                                                 7,727,315        5,035,872
  Mail supplies                                                                 893,268        1,026,463
  Deferred promotional mailing costs, net                                     1,375,625        1,103,987
  Other                                                                         811,997          393,273


Total current assets                                                         15,077,446        9,015,145


Property and equipment, net of accumulated
   depreciation (Notes 2 and 4)                                               5,272,940        4,368,672


Other assets:
  Marketable securities available for sale (Note 3)                           6,895,214        7,934,514
  Mailing lists, net of accumulated amortization
    of $1,797,810 and $1,083,229                                              2,876,748        2,111,556
  Intangible assets, net of accumulated amortization
    of $114,291 and $72,945                                                      92,917          170,429


Total other assets                                                            9,864,879       10,216,499

                                                                            $30,215,265      $23,600,316

                    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                   Amrion, Inc.
                                                    Consolidated Balance Sheets




December 31,                                                                      1996             1995


Liabilities and Stockholders' Equity

Current:
  Accounts payable                                                         $  3,093,739      $ 3,094,662
  Accrued liabilities:
    Payroll and payroll taxes                                                   365,928          275,195
    Income taxes                                                                      -          193,255
    Other                                                                       857,830          180,988


Total current liabilities                                                     4,317,497        3,744,100

Deferred income taxes (Note 5)                                                  280,000          104,000


Total liabilities                                                             4,597,497        3,848,100


Minority interest                                                                41,973           32,865

Commitments (Note 7)

Stockholders' equity (Note 6):
  Common stock, $.0011 par value - shares authorized,
    10,000,000; issued 5,326,814 and 5,026,813                                    5,860            5,529
  Additional paid-in capital                                                 13,176,747       11,788,856
  Retained earnings                                                          12,610,602        8,090,756
  Marketable securities valuation allowance (Note 3)                           (217,414)        (165,790)


Total stockholders' equity                                                   25,575,795       19,719,351


                                                                           $ 30,215,265      $23,600,316

                    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    Amrion, Inc.
                                               Consolidated Statements of Income



Years Ended December 31,                                   1996           1995          1994


Net sales                                          $ 54,255,321   $ 38,756,288  $ 25,244,237


Cost of sales:
  Cost of products                                   22,595,323     16,311,467    10,786,215
  Cost of mailings                                   10,274,262      7,118,374     4,002,900


Cost of sales                                        32,869,585     23,429,841    14,789,115


Gross profit                                         21,385,736     15,326,447    10,455,122

Operating expenses - selling, general
   and administration                                15,499,257     11,322,857     8,033,599


Income from operations                                5,886,479      4,003,590     2,421,523


Other income (expense):
  Interest income                                       413,628        365,184       359,159
  Other, net                                            202,667        229,861       326,663


Total other income                                      616,295        595,045       685,822


Income before taxes on income and minority
  interest in loss of subsidiary                      6,502,774      4,598,635     3,107,345

Taxes on income (Note 5)                              2,007,000      1,552,000     1,060,000

Minority interest in loss of subsidiary                  24,072         64,637        89,319


Net income                                         $  4,519,846    $ 3,111,272  $  2,136,664


Net income per common and
 common share equivalent                           $        .86    $       .60  $        .42


Weighted average number of common
 shares and common share equivalents
  outstanding                                         5,268,140      5,146,572     5,031,721

                    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    Amrion, Inc.
                                 Consolidated Statements of Stockholders' Equity


Years Ended December 31, 1996, 1995 and 1994

                                                                                                           Marketable
                                    Common Stock               Additional                                  Securities    Total
                                 -----------------------        Paid-In       Retained      Treasury
                                                                                                           Valuation  Stockholders'
                                 Shares          Amount         Capital       Earnings      Stock          Allowance    Equity

Balance, January 1, 1994        4,930,915    $    5,424     $ 11,626,968   $  2,842,820     $ (50,000)    $        -  $ 14,425,212

  Marketable securities
    valuation allowance                 -             -                -              -             -       (484,388)     (484,388)

  Costs associated with prior
    year public offering                -             -         (35,050)              -             -              -       (35,050)

  Sale of stock through options
    exercised (Note 6)              50,181           55          84,963               -             -              -        85,018

  Net income                             -            -               -       2,136,664             -              -     2,136,664


Balance, December 31, 1994       4,981,096        5,479      11,676,881       4,979,484       (50,000)      (484,388)   16,127,456

  Marketable securities
    valuation allowance                  -            -               -               -             -        318,598       318,598

  Sale of stock through
    options exercised (Note 6)      45,717           50         161,975               -             -              -       162,025

  Retirement of Treasury
    Stock (Note 6)                       -            -         (50,000)              -        50,000              -             -

  Net income                             -            -               -       3,111,272             -              -     3,111,272


Balance, December 31, 1995       5,026,813        5,529       11,788,856      8,090,756             -       (165,790)   19,719,351

  Marketable securities
    valuation allowance                  -            -                -              -             -        (51,624)      (51,624)

  Sale of stock through
    options exercised (Note 6)     197,511          218        1,388,004              -             -              -     1,388,222

  Exercise of warrants in
    cashless exercise (Note 6)     102,490          113             (113)             -             -              -             -

  Net income                             -            -                -      4,519,846             -              -     4,519,846


Balance, December 31, 1996       5,326,814    $   5,860     $  13,176,747   $12,610,602     $       -     $ (217,414) $ 25,575,795

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                    Amrion, Inc.
                                           Consolidated Statements of Cash Flows





Increase (Decrease) in Cash and Cash Equivalents

Years Ended December 31,                                        1996          1995           1994


Cash flows from operating activities:
  Net income                                                  $ 4,519,846    $  3,111,272   $ 2,136,664
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                             1,427,757          934,456       558,623
      Deferred tax expense (benefit)                             264,000           50,000       (19,000)
      Provision for losses on accounts
        receivable                                                     -          (12,000)       49,000
      Minority interest share in loss
        of subsidiary                                            (24,072)         (64,637)      (89,319)
      Changes in operating assets and
        liabilities:
         Accounts receivable                                  (1,367,766)          (72,705)    (292,902)
         Inventories                                          (2,691,443)         (331,101)  (2,739,086)
         Mailing supplies                                        133,195          (437,752)    (163,199)
         Deferred promotional mailing costs                     (271,638)         (217,078)    (670,811)
         Other assets                                           (482,392)         (146,100)    (224,809)
         Accounts payable                                        254,817           542,670    1,673,688
         Accrued liabilities                                     633,320           378,724      103,692


Cash provided by operating activities                          2,395,624         3,735,749      322,541


Cash flows from investing activities:
  Purchase of marketable securities available
    for sale                                                           -          (120,147)  (2,074,482)
  Proceeds from the sale of marketable securities
    available for sale                                           987,676                 -            -
  Purchase of property and equipment                          (1,576,087)       (1,481,112)  (2,338,115)
  Purchase of mail lists and intangible assets                (1,582,690)       (1,674,723)    (682,042)


Cash used in investing activities                             (2,171,101)       (3,275,982)  (5,094,639)


Cash flows from financing activities:
  Proceeds from issuance of common
    stock - net                                                1,188,222           162,025       49,968
  Minority interest contributions                                 33,180            88,821       98,000


Cash provided by financing
  activities                                                   1,221,402           250,846      147,968


Net increase (decrease) in cash
  and cash equivalents                                         1,445,925           710,613   (4,624,130)

Cash and cash equivalents, beginning of year                     831,544           120,931    4,745,061


Cash and cash equivalents, end of year                     $   2,277,469      $    831,544   $  120,931


See accompanying summary of accounting policies and notes to consolidated financial statements
                                                                            F-6

                                                                    Amrion, Inc.
                                                 Summary of Accounting Policies


Organization and Business

The consolidated financial statements include the accounts of Amrion, Inc. ("Amrion") and those of its 93% owned subsidiary, Natrix International, LLC ("Natrix"), a Colorado Limited Liability Corporation (collectively the "Company"). Amrion markets nutritional supplements principally throughout the United States, with the balance to customers in the Far East, Europe and Mexico, using a combination of direct mail, telemarketing and space advertising. Natrix is engaged in the marketing and distribution of proprietary herbal based health maintenance products to food and drug chains and discount mass merchandisers. The Company's primary products are Coenzyme Q10, Bilberry and Ginkgo Biloba which comprised 39% of the Company's net sales for the year ended December 31, 1996.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

The Company's financial instruments exposed to concentrations of credit risk consist primarily of accounts receivable, cash equivalents and marketable securities.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the standard cost method, which approximates the weighted average cost method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of related assets generally 3 to 31.5 years. Maintenance and repair costs are expensed as incurred.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS"), "Accounting for Certain Investments in Debt and Equity Securities". All marketable equity and debt securities have been categorized as available for sale as the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are stated at fair value with unrealized gains and losses included as a component of stockholders' equity until realized.

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

Advertising expense for the years ended December 31, 1996, 1995 and 1994 was $10,867,000, $7,702,000 and $4,607,000.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Intangible Assets

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

Income Per Common and Common Share Equivalent

Income per common and common share equivalent is based on the weighted average number of common shares outstanding during each of the periods presented. Options to purchase stock are included as common share equivalents when dilutive. In 1996, 1995 and 1994, options representing common share equivalents of 88,781, 124,942 and 67,920 shares, respectively, are included in the weighted average number of common shares and common share equivalents outstanding.

Cash Equivalents

The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized upon shipment of goods to the customer.

Stock Option Plans

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

Reclassifications

Certain  items  included  in  prior  years   financial   statements   have  been
reclassified to conform to current year presentation.
                                                                            F-9

                                                                   Amrion, Inc.
                                     Notes to Consolidated Financial Statements


1.    Inventories

Inventories consisted of the following:
December 31,                                                1996               1995


Finished goods                                              $ 3,019,080        $ 2,071,756
Work in process                                                 434,133          1,111,137
Raw materials                                                 4,274,102          1,852,979


                                                            $ 7,727,315        $ 5,035,872




2.    Property and Equipment

Property and equipment consisted of the following:

December 31,                                                1996               1995


Land                                                        $  326,000         $   326,000
Building and leasehold improvements                          2,081,769           1,967,495
Computer equipment and software                              1,981,424           1,218,686
Machinery and equipment                                      1,841,826           1,109,731
Furniture and equipment                                        390,770             293,263
Equipment not yet in service                                   432,904             563,431


                                                             7,054,693           5,478,606
Less accumulated depreciation                                1,781,753           1,109,934


Net property and equipment                                  $5,272,940         $ 4,368,672

Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was approximately $742,000, $446,000 and $322,000.

3.    Marketable Securities

Marketable securities consisted of the following:

                                                Gross         Gross
                                                Amortized     Unrealized    Unrealized        Fair
                                                   Cost         Gains        Losses          Value


December 31, 1996:

  Debt Securities -
    Municipal securities                        $ 5,922,292   $   5,336    $  (139,776)    $ 5,787,852
  Equity Securities -
       Preferred stock                            1,190,336       5,274        (88,248)      1,107,362


                                              $   7,112,628   $  10,610    $  (228,024)    $ 6,895,214
December 31, 1995:

  Debt Securities -
    Municipal securities                      $   7,052,722   $  27,605    $  (144,768)    $ 6,935,559
  Equity Securities -
    Preferred stock                               1,047,582       3,361        (51,988)        998,955


                                              $   8,100,304   $  30,966    $  (196,756)    $ 7,934,514

Contractual maturities of debt securities available for sale at December 31, 1996 are as follows:

                                                         Amortized          Fair
                                                           Cost            Value


Maturities within one year                              $ 2,401,272    $2,339,359
Maturities after one year and within five years           3,521,020     3,448,493

                                                        $ 5,922,292    $5,787,852

4. Financing Agreement

The Company has a $650,000 line-of-credit agreement with a bank. The line bears interest at 1% over the bank's prime lending rate (9.25% at December 31, 1996). The line expires in June 1997 and is secured by inventories, accounts receivable, furniture, fixtures, and equipment. There were no amounts outstanding under the line of credit at December 31, 1996 and 1995.

5.    Taxes on Income

Taxes on income consisted of the following components:

Year Ended December 31,                   1996           1995         1994


Current:
      Federal                          $ 1,502,000   $ 1,286,000   $  922,000
      State                                241,000       216,000      157,000

                                         1,743,000     1,502,000    1,079,000


Deferred (reduction):
      Federal                              243,000        46,000      (17,000)
      State                                 21,000         4,000       (2,000)


                                           264,000        50,000      (19,000)

                                        $2,007,000    $1,552,000   $1,060,000

The components of the net deferred tax assets and liabilities are shown below.

December 31,                                         1996            1995


Accumulated depreciation and amortization       $ (280,000)     $  (105,000)
Marketable securities net unrealized loss           81,000           62,000
Allowance for product returns                       41,000           39,000
Accrued payroll costs                               21,000           21,000
Other, net                                          40,000          (10,000)

                                                   (97,000)           7,000


Valuation allowance                                (81,000)         (62,000)



Net deferred income tax liabilities              $(178,000)       $ (55,000)



Deferred tax assets of $102,000 and $49,000 as of December 31, 1996 and 1995 are included in other current assets.

At December 31, 1996 and 1995, the Company recorded a valuation allowance equal to the deferred tax effects of the marketable securities net unrealized loss as management of the Company has not been able to determine that it is more likely than not that the net unrealized capital loss will be realized.

A reconciliation of the effective tax rates with the federal statutory rate is shown below:

Year Ended December 31,                          1996        1995         1994


Federal income tax computed at statutory rate  $2,219,000  $1,585,000 $1,057,000

State income taxes, net of federal benefit        159,000     135,000    104,000
Tax-exempt interest income                        (99,000)   (131,000)   (97,000)
Other                                            (272,000)    (37,000     (4,000)


Taxes on income                                $2,007,000  $1,552,000 $1,060,000

6.    Stockholders' Equity

Stock Options

At December, 1996, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

Non-Qualified Stock Option Plan

The Company has a Non-Qualified Stock Option Plan (the Plan), expiring December 30, 1999, reserving for issuance 511,000 shares of the Company's common stock. The Plan provides for grants to either employees, officers or employee directors, at the discretion of the compensation committee of the Board of Directors, stock options to purchase common stock of the Company at a price not less than 80% of the fair market value, as defined, on the date of grant.
Options granted primarily vest ratably on an annual basis over a five year period. Any options granted under the Plan must be exercised within five years of the date they were granted.

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

Other Stock Options

During 1996, 1995 and 1994, the Company granted various options to purchase shares of its common stock to directors and employees for services rendered. Under the terms of the options, employees and directors may exercise their options at prices ranging from $3.33 to $13.50 (which approximated the fair market value at the date of grant) per share over a four to six year period beginning on the grant date, provided they remain directors or employees of the Company.

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used respectively: dividend yield of 0 percent for all years; expected volatility of 42 to 54 percent; risk-free interest rates of 6.43 to 7.66 percent; and expected lives of one year.

Under the accounting provisions for SFAS No. 123, the Company's net income per share would have been decreased by the pro forma amounts indicated below:

                                                      1996            1995
Net income
      As reported                              $  4,519,846       $   3,111,272
      Pro forma                                $  4,241,008       $   2,832,880

Net income per share
      As reported                              $        .86       $         .60
      Pro forma                                $        .81       $         .55

During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

A summary of the status of the Company's stock option plans and outstanding warrants as of December 31, 1996, 1995 and 1994 and changes during the years ending on those date is presented below:

                                                              1996                               1995
                                               -------------------------------    ---------------------
                                                                      Weighted
                                                                      Average
                                                     Range of         Exercise         Range of          Exercise
                                                     Shares            Price           Shares             Prices

Outstanding, beginning of year                        644,961   $        6.17         686,476          $ 1.47 - 6.20
  Granted                                              42,800           13.02          25,500            7.00 - 10.88
  Cancelled                                          (127,750)           6.20         (21,298)           1.47 - 6.20
  Exercised                                          (197,511)           6.00         (45,717)           1.47 - 6.20


Outstanding, end of year                              362,500   $        7.07         644,961          $ 1.47 - 10.88


Options exercisable, end of year                      144,200   $        8.18         246,961          $ 1.47 - 10.88


Weighted average fair value of options
  granted during the year                      $        7.59                    $        3.23




The following table summarizes information about stock options and warrants outstanding at December 31, 1996:


                                               Options Outstanding                         Options Exercisable
                                         ----------------------------                  ------------------------
                                                     Weighted
                                                      Average         Weighted                          Weighted
                 Range of        Number             Remaining          Average           Number          Average
                 Exercise       Outstanding         Contractual       Exercise        Exercisable       Exercise
                  Prices        at 12/31/96            Life              Price        at 12/31/96         Price

           $  3.33 - 6.20           302,700           7.9 years     $       6.16           93,200     $     5.90
              6.80 - 9.00            21,000                 3.2             8.01           21,000           8.01
              9.13 - 13.50           29,800                 5.5            11.03           21,000          11.67
                    22.40             9,000                 5.0            22.40            9,000          22.40

Warrants

In connection with the 1993 public offering, the Company had issued to the underwriter a five-year warrant to purchase 190,000 shares of common stock at an exercise price of $8.10. During August 1996, the underwriter in a cash-less exercise exchanged outstanding warrants to purchase 87,510 shares of common stock to effect the exercise of warrants for 102,490 shares of common stock.

Treasury Stock

In 1995 the Company retired its treasury stock as a result of a change in the Colorado Business Corporation Act.

7.  Commitments

Self-Insurance

The Company is partially self insured for employee medical liabilities which covers risk up to $12,500 per individual covered under the plan. The Company has purchased excess medical liability coverage for individual claims in excess of $12,500 and aggregate claims in excess of approximately $250,000 annually with a national medical insurance carrier. Premiums and claim expenses associated with the medical self insurance program are included in the accompanying statements of income.

Supplier Agreements

The Company has agreements to purchase certain raw materials from vendors through December 31, 1997. The maximum commitment by the Company is $1,725,000.

The Company currently imports approximately 75% of its product ingredients from various foreign countries. While the Company does not have supply contracts with all of its vendors, alternative sources of the Company's materials are available. The termination of supply by one or more of its vendors could have a temporary adverse effect on the Company's sales.

Lease Agreements

The Company leases office and warehouse space under various operating leases. As of December 31, 1996, remaining minimum annual rental commitments under noncancelable operating leases are as follows:

Year ended December 31,                                               Total


1997                                                                $ 153,000
1998                                                                  125,000
1999                                                                    5,000

                                                                    $ 283,000


Rent expense for the years ended December 31, 1996 and 1995 was approximately $39,000 and $3,000. There was no rent expense for the year ended December 31, 1994.

8.  Subsequent Events

In March 1997, the Company began a stock buy-back program authorized by the Board of Directors. Through March 19, 1997, the Company repurchased 111,800 shares at a cost of approximately $2,184,000.

9.    Selected Quarterly Financial Data (Unaudited)

                                             1st            2nd            3rd           4th


Year ended December 31, 1996:

Net sales                              $ 13,381,956  $ 11,871,331     $ 14,063,408 $ 14,938,626
Gross profit                              4,559,119     5,119,968        5,574,394    6,132,255
Income from operations                    1,174,701     1,387,307        1,679,842    1,644,629
Net income                                  923,090     1,174,613        1,154,682    1,267,461
Net income per common
 and common equivalent share                    .18           .22              .22          .24


Year ended December 31, 1995:

Net sales                                10,131,780     8,810,143       10,738,458    9,075,907
Gross profit                              3,741,886     3,282,684        4,043,192    4,258,685
Income from operations                    1,101,483       507,333        1,153,365    1,241,409
Net income                                  793,129       492,982          865,077      960,084
Net income per common and
 common equivalent share                        .16           .10              .17          .17

10.   Supplemental Disclosures of Cash Flow Information

Year Ended December 31,                               1996           1995        1994


Cash paid during the period for:

  Income taxes                                      $1,594,000   $ 1,207,000   $1,032,000


  Interest                                          $    2,000   $     6,000   $   19,000

                                                                           F-19

                                                                   Amrion, Inc

                                Schedule II - Valuation and Qualifying Accounts





Accounts Receivable - Allowance for possible losses



                                                                  Additions
                                                Balance           Charged to                            Balance
                                              at Beginning        Costs and                              at End
                                               of Period           Expenses          Deductions         of Period


Year Ended December 31, 1996                $       48,000    $            -     $       20,000    $       28,000
Year Ended December 31, 1995                        60,000            59,754             71,754            48,000
Year Ended December 31, 1994                        39,000            34,968             13,968            60,000