Form 10-Q
period 1997-03-31
AMRION INC
filed 1997-05-09
CIK 812788

1



                                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

                                                      FORM 10-Q





[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
exchange  Act of  1934  for the quarterly period ended March 31, 1997


[ ]      Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act   of   1934   for   thr transition period from          to       .



                                             Commission file No. 0-18476



                                        AMRION, INC.
                    (Exact name of Registrant as specified in its charter)


                     Colorado                            84-1050628
            State or other jurisdiction            (IRS Employer ID No.)
          of incorporation or organization)



       6565 Odell Place, Boulder, CO                   80301
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

                               Yes   X    No

Common stock, par value $.0011 per share: 5,251,514 shares outstanding as of March 31, 1997.

                             PART 1. FINANCIAL
                  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                             AMRION, INC. AND SUBSIDIARY

                                             CONSOLIDATED BALANCE SHEETS

                                     AS OF MARCH 31, 1997 AND DECEMBER 31, 1996




                                                    March 31,      December 31,
                                                      1997            1996
                                                   (Unaudited)      (Audited)

                             Assets

Current:

  Cash and cash equivalents                         $   419,474          $ 2,277,469
  Accounts receivable, less allowance
    of $26,000 and $28,000
    for possible losses                               2,158,140            1,991,772
  Inventories                                        11,164,347            7,727,315
  Mail supplies                                       1,176,784              893,268
  Deferred promotional mailing costs, net             1,365,028            1,375,625
  Other                                                 932,842              811,997

Total current assets                                 17,216,615           15,077,446


Property and equipment, net                           6,981,397            5,272,940


Other assets:

 Marketable securities available for sale             6,346,183            6,895,214
 Mailing lists, net                                   2,849,280            2,876,748
 Intangible assets, net                                  85,763               92,917

Total other assets                                    9,281,226            9,864,879

Total assets                                        $33,479,238          $30,215,265


         See accompanying notes to the consolidated financial statements

                                             AMRION, INC. AND SUBSIDIARY

                                             CONSOLIDATED BALANCE SHEETS

                                     AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                                      March 31,     December 31,
                                                        1997            1996
                                                    (Unaudited)       (Audited)


         Liabilities and Stockholders' Equity

Current:

 Accounts payable                                   $ 5,382,296    $ 3,093,739
 Accrued liabilities                                  1,707,584      1,223,758
 Income taxes payable                                   810,000           -

Total current liabilities                             7,899,880      4,317,497

Deferred income taxes                                   280,000        280,000

Total liabilities                                     8,179,880      4,597,497


Minority interest                                        33,889         41,973


Stockholders' equity:

 Common stock, $.0011 par value - shares
  authorized, 10,000,000; issued 5,251,514
  and 5,326,814                                           5,777          5,860
 Additional paid-in capital                          11,209,029     13,176,747
 Retained earnings                                   14,244,474     12,610,602
 Marketable securities valuation
  allowance                                            (193,811)      (217,414)

Total stockholders' equity                           25,265,469     25,575,795

                                                    $33,479,238    $30,215,265



        See accompanying notes to the consolidated financial statements



                          AMRION, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996


                                                      Three months
                                                         ended
                                                       March 31,

                                               1997               1996
                                           (Unaudited)        (Unaudited)
Net sales                                 $18,356,744         $13,381,956


Costs of sales:
 Cost of products                           7,682,688           5,939,529
 Cost of mailings                           3,441,433           2,883,308

 Cost of sales                             11,124,121           8,822,837

 Gross profit                               7,232,623           4,559,119


Operating expenses - selling, general
 and administration                         4,870,416           3,384,418

Income from operations                      2,362,207           1,174,701

Other income, net                              91,665             159,138


Income before taxes on income               2,453,872           1,333,839

Taxes on income                               820,000             410,749

Net income                                $ 1,633,872         $   923,090

Net income per common and common
 equivalent share                         $       .30         $       .18

Weighted average number of common shares
 and common shares equivalents outstanding  5,392,115           5,204,489



          See accompanying notes to the consolidated financial statements

                               AMRION, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                  Three months
                                                                     ended
                                                                   March 31,
                                                        1997                  1996
                                                     (Unaudited)          (Unaudited)
Cash flow from operating activities:
 Net income                                          $1,633,872           $  923,090
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       466,713              299,793
    Provision for losses on accounts receivable          (2,000)
    Minority interest share in loss of subsidiary        (8,084)

    Changes in operating assets and liabilities:
     Accounts receivable                               (164,368)             (71,464)
     Inventories                                     (3,437,032)          (2,922,440)
     Mailing supplies                                  (283,516)             167,342
     Deferred promotional mailing costs                  10,597              456,814
     Other assets                                      (120,845)             (31,139)
     Accounts payable                                 2,288,557            1,364,175
     Accrued liabilities                                483,825               17,390
     Income taxes payable                               810,000              237,857

Cash provided by operating activities                 1,677,719              441,418

Cash flows from investing activities:
  Proceeds of marketable securities
   available for sale                                   572,634              191,313
  Purchase of property and equipment                 (1,946,312)            (217,589)
  Purchase of mailing lists and intangible assets      (194,235)            (341,976)

Cash used in investing activities                    (1,567,913)            (368,252)

Cash flows from financing activities:
  Proceeds from issuance of common stock - net          229,595               53,025
  Purchase of company stock                          (2,187,396)                 -

  Cash used by financing activities                  (1,967,801)              53,025

Net increase in cash and cash
 equivalents                                         (1,857,995)             126,191

Cash and cash equivalents,at beginning of period      2,277,469              831,544

Cash and cash equivalents,at end of period         $    419,474           $  957,735


      See accompanying notes to the consolidated financial statements

                               AMRION, INC. AND SUBSIDIARY

                              Summary of Accounting Policies


Organization and Business

The consolidated financial statements include the accounts of Amrion, Inc. (Amrion) and those of its 94% owned subsidiary, Natrix International, LLC (Natrix), a Colorado Limited Liability Corporation (collectively the Company). Amrion markets nutritional supplements principally throughout the United States, with the balance to customers in the Far East, Europe and Mexico, using a combination of direct mail, telemarketing and print advertising. Natrix is engaged in the marketing and distribution of proprietary herbal based health maintenance products to food and drug chains and discount mass merchandisers. The Companys primary products are Coenzyme Q10, Bilberry and Gingko Biloba which comprised 39% of the Companys net sales for the quarter ended March 31,1997.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

The Companys financial instruments exposed to concentrations of credit risk consist primarily of accounts receivable, cash equivalents and marketable securities.

Concentrations of credit risk with respect to such accounts receivable are limited due to the large number of customers, generally short payment terms, and customer dispersion across geographic areas.

The Companys cash equivalents are high quality money market accounts placed with major financial institutions. Marketable securities consist primarily of preferred stock and AAA rated tax-exempt municipal bonds. The investment policy limits the Companys exposure to concentrations of credit risk.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the standard cost method, which approximates the weighted average cost method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of related assets, generally 3 to 31.5 years. Maintenance and repair costs are expensedas incurred.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No.115 (SFAS), Accounting for Certain Investments in Debt and Equity Securities. All marketable equity and debt securities have been categorized as available for sale as the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are stated at fair value with unrealized gains and losses included as a component of stockholders equity until realized.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct response advertising consists primarily of direct mail advertising, including deferred promotional mailing costs, of the Companys products.
The capitalized costs of mailed promotional materials are amortized over the expected promotional benefit period of three months.

Income Taxes

The Company accounts for income taxes in accordance with SFAS N. 109, Accounting for Income Taxes which requires the use of the liability method. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from thr estimates.

Revenue Recognition

Revenue is recognized upon shipments of goods to the customer.

Stock Option Plans

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for all stock option plans.
Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the companys stock options granted equals or exceeds the market price of the underlying common stock on the date of the grant.

SFAS No. 123,Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income as if compensation cost for the Companys stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

Reclassifications

Certain items included in prior years financial statements have been reclassified to conform to current year presentation.

New Accounting Pronouncements

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion (APB) No. 15, Earnings Per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS
No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

PART I   FINANCIAL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operationsfor the Period from January 1, 1997, to March 31, 1997.

The following review concerns the three-month period ended March 31, 1997, and March 31, 1996, which should be read in conjunction with the financial statements and notes thereto presented in the 10-Q. Statements regarding future economic performance contained within Managements Discussion and Analysis of Financial condition and Results of Operations, constitute forward-looking statements. Certain factors regarding the companys business, operations and competitive environment which may cause actual results to vary materially from these forward-looking statements accompany such statements.


Results of Operations

For the three-month periods ended March 31, 1997, and March 31, 1996.

Net sales for the three months ended March 31, 1997, were $18,357,000, an increase of $4,975,000, or 37%, over the same period in 1996. The Company believes the continued growth in net sales for the three months ended March 31, 1997, was a direct result of the Companys ability to expand sales through larger and more frequent customer acquisition mailings, advertisements in magazines and newspapers, and through the nationwide trend towards preventive health care as a viable alternative to traditional medical treatment. A portion of the increase in net sales is attributable to improvements in customer segmentation mailing programs within the existing customer base. Such mailings have generated positive sales response rates on smaller and more targeted mailings to existing customers.

The Company intends to continue to implement new customer acquisition programs through mailings, telemarketing, print advertisements, direct response television, field sales representatives and expanded retail distribution programs. The Company plans to add 75 new products and approximately 115,000 new customers through these scheduled marketing programs in 1997. However, difficulties or delays in the development, production, testing and marketing of products, including a failure to ship new products when anticipated, failure of customers to accept these products, and a failure of manufacturing economies to develop when planned may reduce the number of new products introduced.

Cost of products increased to $7,683,000 for the first three months of 1997, compared to $5,940,000 for the same period in 1996. As a percentage of net sales, cost of products decreased by 2% over the same period in the prior year due to continued reductions in product costs from in-house manufacturing and lower product prices through volume discounts and expanded direct sourcing of raw materials.

Cost of mailings increased to $3,441,000 for the first three months of 1997, compared to $2,883,000 for the same period in 1996. As a percentage of net sales, cost of mailings decreased by 3% over the same period in the prior year due to the decreased use of customer acquisition mailings. These mailings are more expensive due to increased costs associated with acquiring each new customer. Such mailings typically have lower response rates than mailings to existing customers. The increased use of alternative customer acquisition strategies during the three months ended March 31, 1997, compared to the same period in 1996, proved to be successful, leading to the overall 3% decrease as a percentage of net sales. However, until alternative customer acquisition strategies continue to prove successful, cost of mailings as a percentage of sales may be higher due to the lack of experience regarding these strategies and the continued reliance of the Companys direct mail efforts for customer acquisition.

During the three months ended March 31, 1997, selling, general and administrative expenses ("SG&A") increased by $1,486,000 or 44% to $4,870,000 in 1997 from the same period in 1996. This significant increase in SG&A was due to market development costs of $378,000 by Natrix International, the Companys majority-owned subsidiary. Further increases were due primarily to the Companys sales growth, which necessitated additional staffing of approximately $857,000 and substantial increases in product marketing and development expenses of approximately $251,000 in 1997. SG&A as a percentage of net sales increased by 2% over the same period in 1996 to 27% for the three months ended March 31, 1997.

In the three months ended March 31, 1997, net income increased by $711,000 (77%) to $1,634,000 compared to net income of $923,000 for the three months ended March 31, 1996. Overall, the growth in net income for the quarter ended March 31, 1997, was due to increased sales, cost control efforts and lower product costs from in-house manufacturing and lower raw material prices during a period of significant expenditures on market development in the Company's newer retail product lines.

Liquidity and Capital Resources

The Company generated $1,678,000 and $441,000 in cash from operating activities during the three months ended March 31, 1997 and 1996, respectively. The increase in cash from operating activities of $1,236,000 during the three months ended March 31, 1997, as compared to the same period in 1996 was due to the increase in product inventories by $3,437,000 in 1997 compared to increases of $2,922,000 during 1996. This cash outflow was offset by net income of $1,634,000, an increase of $711,000 from net income of $923,000 in 1996 and an increase of $2,289,000 in accounts payable from December 31,1996. The increase in inventory and corresponding increase in accounts payable was necessary to support continued sales growth and expanding product lines.

Cash flows used by investing activities totaled $1,568,000 during the three months ended March 31, 1997, versus $368,000 for the same period in 1996. The continued use of cash in investing activities resulted from the purchase of machinery and equipment for the Companys manufacturing facility and computer equipment and software for a total cost of $1,946,000. The ompany used $194,000 to purchase mailing lists and other intangible assets. Finally, the Company generated $573,000 from sales of marketable securities. The Company believes the cash invested in marketable securities combined with its current working capital position will be adequate to meet
future  operating  needs.   However,  as  significant  expenses  are  incurred
for  marketing   distribution development, facility expansion and product
development, the Company may be required to seek additional funding.

Cash flows generated by financing activities totaled $230,000 as a result of the exercise of stock options that were granted to directors and employees during 1995, 1994, 1993 and 1992. Additionally, the Company used $2,187,000 to repurchase 111,800 shares of its stock according to a stock buy-bac program authorized by the Board of Directors.

The Company accounts for marketable securities in accordance with Statements of Financial Accounting Standards No. 115. Accordingly, these securities are stated at fair value with unrealized gains and losses included as a component of stockholders equity until realized. At March 31, 1997, the Company recorded a marketable securities valuation allowance for an unrealized loss of $194,000 as a component of stockholders equity. At
March 31, 1997, the Company recorded a valuation allowance equal to the deferred tax effects of the marketable securities net unrealized loss as management of the Company has not been able to determine that it is more likely than not that the unrealized capital loss with be realized.

The Company has a $650,000 revolving line of credit agreement with a bank which bears interest at 1% over the bank's prime lending rate and expires in June, 1997. No amounts were outstanding at December 31, 1996 or March
31, 1997.

PART II OTHER INFORMATION

No other information is required to be included in response to Items 1-6 under Part II of this form 10-Q. No report on Form 8-K was filed during the quarter ending March 31, 1997.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMRION, INC.

Date: May 12, 1997
                    by: /s/ Jeffrey S. Williams
                       Jeffrey S. Williams, Chief Financial Officer