Form 10-Q
period 1997-06-30
AMRION INC
filed 1997-08-14
CIK 812788

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q





[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997


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

                                     Yes   X    No


Common stock, par value $.0011 per share: 5,255,514 shares outstanding as of June 30, 1997.

                                PART 1. FINANCIAL
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           AMRION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996



                                                  June 30,        December 31,
                                                    1997              1996
                                                 (Unaudited)        (Audited)

                             Assets


Current:

  Cash and cash equivalents                    $   345,864        $ 2,277,469
  Accounts receivable, less allowance
   of $19,000 and $28,000
   for possible losses                           1,367,379          1,991,772
  Inventories                                   14,359,264          7,727,315
  Mail supplies                                  1,279,387            893,268
  Deferred promotional mailing costs, net        1,582,740          1,375,625
  Other                                            885,820            811,997
                                               -----------        -----------

Total current assets                            19,820,454         15,077,446
                                               -----------        -----------


Property and equipment, net                      8,047,248          5,272,940
                                               -----------        -----------


Other assets:

 Marketable securities available for sale        2,548,630          6,895,214
 Mailing lists, net                              2,893,792          2,876,748
 Intangible assets, net                             92,486             92,917
                                               -----------        -----------

Total other assets                               5,534,908          9,864,879
                                               -----------        -----------

Total assets                                   $33,402,610        $30,215,265
                                               ===========        ===========




         See accompanying notes to the consolidated financial statements

                           AMRION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996



                                                  June 30,         December 31,
                                                    1997               1996
                                                (Unaudited)          (Audited)


         Liabilities and Stockholders' Equity


Current:

 Accounts payable                               $ 3,946,417        $ 3,093,739
 Accrued liabilities                              1,905,259          1,223,758
 Income taxes payable                               666,493                  -
                                                 ----------         ----------

Total current liabilities                         6,518,169          4,317,497

Deferred income taxes                               280,179            280,000
                                                 ----------         ----------

Total liabilities                                 6,798,348          4,597,497
                                                 ----------         ----------


Minority interest                                     6,933             41,973


Stockholders' equity:

 Common stock, $.0011 par value - shares
  authorized, 10,000,000; issued 5,255,514
  and 5,326,814                                       5,781              5,860
 Additional paid-in capital                      11,245,105         13,176,747
 Retained earnings                               15,575,857         12,610,602
 Marketable securities valuation
  allowance                                        (229,414)          (217,414)
                                                 ----------         ----------

Total stockholders' equity                       26,597,329         25,575,795
                                                 ----------         ----------

                                                $33,402,610        $30,215,265
                                                ===========        ===========




         See accompanying notes to the consolidated financial statements

                           AMRION, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE SIX AND THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996


                                Six months                      Three months
                                  ended                             ended
                                 June 30,                          June 30,

                           1997            1996              1997          1996
                        (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

Net sales              $35,232,650      $25,253,287      $16,875,906   $11,871,331
                       -----------      -----------      -----------   -----------

Cost of sales:
 Cost of products       14,264,439       10,797,795        6,581,751     4,858,266
 Cost of mailing         6,322,610        4,776,405        2,881,177     1,893,097
                       -----------      -----------      -----------   -----------

 Cost of sales          20,587,049       15,574,200        9,462,928     6,751,363
                       -----------      -----------      -----------   -----------

 Gross profit           14,645,601        9,679,087        7,412,978     5,119,968

Operating expenses -
 Selling, general and
 administration         10,361,856        7,117,079        5,491,440     3,732,661
                       -----------      -----------      -----------   -----------

Income from operations   4,283,745        2,562,008        1,921,538     1,387,307
                       -----------      -----------      -----------   -----------

Other income, net          230,111          326,496          138,446       167,358
                       -----------      -----------      -----------   -----------

Income before taxes
 on income               4,513,856        2,888,504        2,059,984     1,554,665

Taxes on income          1,548,600          790,801          728,600       380,052
                       -----------      -----------      -----------   -----------

Net income              $2,965,256       $2,097,703       $1,331,384   $ 1,174,613
                       ===========      ===========      ===========   ===========


Net income per common
 and equivalent share  $       .55      $       .40      $       .25   $       .22
                       ===========      ===========      ===========   ===========


Weighted average number
 of common shares and
 equivalents
 outstanding             5,358,791        5,204,476        5,328,413     5,257,962
                       ===========      ===========      ===========   ===========



         See accompanying notes to the consolidated financial statements

                           AMRION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX AND THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996


                                                       Six Months                Three Months
                                                         ended                      ended
                                                        June 30,                   June 30,
                                                     1997        1996          1997         1996
                                                 (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)

Cash flows from operating activities:
 Net income                                     $2,965,256    $2,097,703   $1,331,384   $1,174,613
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                   974,654       682,650      508,875      382,857

   Changes in operating assets and liabilities:
     Accounts receivable                           624,393      (191,029)     790,760     (119,565)
     Inventories                                (6,631,949)   (3,205,235)  (3,194,917)    (282,795)
     Mailing supplies                             (386,119)      303,583     (102,603)     136,241
     Deferred promotional mailing costs           (207,115)       69,817     (217,712)    (386,997)
     Other assets                                  (73,823)       75,750       47,022      106,889
     Accounts payable                              852,678    (1,003,480)  (1,435,879)  (2,367,655)
     Accrued liabilities                           681,680       287,123      197,855      269,733
     Income taxes payable                          666,493        39,940     (143,507)    (197,917)
                                                -----------   -----------  -----------  -----------

Cash used in operating activities                 (533,852)     (843,178)  (2,218,722)  (1,284,596)
                                                -----------   -----------  -----------  -----------

Cash flows from investing activities:
 Sales of marketable securities
  available for sale                             4,334,584       479,815    3,761,950      288,502
 Purchase of property and equipment             (3,278,359)     (732,192)  (1,332,980)    (514,603)
 Purchase of mailing lists and intangible
  assets                                          (522,257)     (669,305)    (319,938)    (327,329)
                                                -----------   -----------  -----------  -----------

Cash provided by (used in)
 investing activities                              533,968      (921,682)   2,109,032     (553,430)
                                                -----------   -----------  -----------  -----------

Cash flows from financing activities:
 Proceeds from issuance of common
  stock - net                                      255,675     1,061,139       36,079    1,008,114
 Purchase of company stock                      (2,187,396)         -            -           -
                                                -----------   -----------  -----------  -----------

Cash provided by (used in)
 financing activities                           (1,931,721)    1,061,139       36,079    1,008,114
                                                -----------   -----------  -----------  ----------

Net decrease in cash and cash equivalents       (1,931,605)     (703,721)     (73,611)    (829,912)

Cash and cash equivalents,
 at beginning of period                          2,277,469       831,544      419,475      957,735
                                                -----------   -----------  -----------  ----------

Cash and cash equivalents,
 at end of period                               $  345,864    $  127,823   $  345,864   $  127,823
                                                ===========   ===========  ===========  ==========

         See accompanying notes to the consolidated financial statements

                           AMRION, INC. AND SUBSIDIARY
                         Summary of Accounting Policies


Organization and Business

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended December 31, 1996.

The unaudited consolidated financial statements include the accounts of Amrion, Inc. ("Amrion") and those of its 94%-owned subsidiary, Natrix International, LLC ("Natrix"), a Colorado Limited Liability Corporation (collectively the "Company"). Amrion markets nutritional supplements principally throughout the United States, with the balance to customers in the Far East, Europe and Mexico, using a combination of direct mail, telemarketing and print advertising. Natrix is engaged in the marketing and distribution of proprietary herbal based health maintenance products to food and drug chains and discount mass merchandisers. The Company's primary products are Coenzyme Q10, Bilberry and Gingko Biloba which comprised 39% of the Company's net sales for the quarter ended June 30, 1997.

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

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS"), "Accounting for Certain Investments in Debt and Equity Securities." All marketable equity and debt securities have been categorized as available for sale as the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are stated at fair value with unrealized gains and losses included as a component of stockholders' equity until realized.

Advertising

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct response advertising consists primarily of direct mail advertising, including deferred promotional mailing costs, of the Company's products. The capitalized costs of mailed promotional materials are amortized over the expected promotional benefit period of three months.

Income Taxes

The Company accounts for income taxes in accordance with SFAS N. 109, "Accounting for Income Taxes" which requires the use of the "liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Revenue Recognition

Revenue is recognized upon shipments of goods to the customer.

Stock Option Plans

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of the grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

Reclassifications

Certain  items  included  in  prior  years'   financial   statements  have  been
reclassified to conform to current year presentation.

New Accounting Pronouncements

On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion
(APB) No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

PART I   FINANCIAL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period from January 1, 1997, to June 30, 1997.

The following review concerns the three and six-month periods ended June 30, 1997, and June 30, 1996, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-Q.

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



Results of Operations

  For the three and six-month periods ended June 30, 1997 and June 30, 1996.

Net sales for the three months ended June 30, 1997 were $16,876,000, an increase of $5,005,000 (42%) over the same period in 1996. Net sales for the six months ended June 30, 1997 were $35,233,000, an increase of $9,980,000 (40%) over the same period in 1996. The continued growth in net sales for the quarter and six months ended June 30, 1997, was a direct result of the Company's ability to expand sales through larger and more frequent customer acquisition mailings, advertisements in magazines and newspapers, and through the nationwide trend towards preventative health care as a viable alternative to traditional medical treatment. Additionally, a portion of the increase in net sales is attributable to continued growth in international and mass market (Natrix) distribution channels and improvements in customer segmentation mailing programs within the existing customer base.

The Company intends to continue to implement new customer acquisition programs through mailings, telemarketing, print advertisements and expanded retail and mass market distribution programs. The Company plans to add 50 new products and approximately 76,000 new customers through these scheduled marketing programs during the remainder of 1997. However, difficulties or delays in the development, production, testing and marketing of products, including a failure to ship new products when anticipated, failure of customers to accept these products, and a failure of manufacturing economies to develop when planned may reduce the number of new products introduced or new customers acquired.

Cost of products increased to $6,582,000 and $14,264,000 for the three and six-month periods ended June 30, 1997, compared to $4,858,000 and $10,798,000, respectively, for the same periods in 1996. As a percentage of net sales, cost of products over the three and six-month periods decreased 2% from the prior year, due to continued reductions in product costs from in-house manufacturing and lower products prices through volume discounts and expanded direct sourcing of raw materials.

Cost of mailings increased to $2,881,000 and $6,323,000 for the three and six-month periods ended June 30, 1997, compared to $1,893,000 and $4,776,000, respectively, for the same periods in 1996. As a percentage of net sales, cost of mailings decreased to 18% for the six-month period ended June 30, 1997, from 19% for the same six-month period one year ago. The decrease as a percentage of net sales was due to the Company's increased use of targeted customer and acquisition mailings. Additionally, the Company has continued to implement new design guidelines for the Company's marketing materials that have led to an overall decrease in mailing costs. However, until alternative customer acquisition strategies continue to prove successful, cost of mailings as a percentage of sales may be higher due to the lack of experience regarding these strategies and the continued reliance of the Company's direct mail efforts for customer acquisition.

During the three months ended June 30, 1997, selling, general and administrative expenses ("SG&A") increased by $1,758,000 (47%) to $5,491,000 from the same period in the prior year. SG&A for the six months ended June 30, 1997 increased by $3,245,000 (46%) to $10,362,000, compared to $7,117,000 for the six months ended June 30, 1996. This significant increase of SG&A was due to increased market development costs of $454,000 by Natrix International, the Company's majority-owned subsidiary. Further increases were due to the Company's sales growth, which necessitated additional staffing and general administrative costs of approximately $1,010,000 and substantial increases in product marketing and development expenses of approximately $1,781,000 for the six months ended June 30, 1997. SG&A as a percentage of net sales increased by 1% over the same period in 1996 to 29% for the six months ended June 30, 1997.


Liquidity and Capital Resources

The Company used $534,000 and $843,000 in cash from operating activities during the six months ended June 30, 1997 and 1996, respectively. The use of cash from operating activities during the six months ended June 30, 1997 was due to the increase in product inventories, mailing supplies and deferred promotional mailing costs by $6,632,000, $386,000 and $207,000, respectively. The significant increase in these inventories was necessary to allow the Company to respond to anticipated future demand for its products and continued sales growth during the balance of 1997. These cash outflows were offset by net income of $2,965,000, depreciation and amortization of $975,000 and an increase of $1,534,000 in accounts payable and accrued liabilities from December 31, 1996.

Cash flows provided by investing activities totaled $534,000 during the six months ended June 30, 1997. The Company generated cash of $4,335,000 from sales of marketable securities and used cash of $3,278,000 for the purchase of machinery and equipment to significantly expand the Company's manufacturing capacity and for the purchase of  additional  computer  equipment  and software.
Additionally, the Company used $522,000 to purchase mailing lists and other intangible assets. The Company believes the cash invested in marketable securities combined with its current working capital position will be adequate to meet future operating needs. However, as significant expenses are incurred for marketing distribution development, facility expansion and product development, the Company may be required to seek additional funding.

Cash flows generated by financing activities during the six months ended June 30, 1997 totaled $255,000 as a result of the exercise of stock options that were granted to directors and employees during 1996, 1995, 1994, 1993 and 1992. Additionally, during March 1997 the Company used $2,187,000 to repurchase 111,800 shares of its stock according to a stock buy-back program authorized by the Board of Directors.

The Company accounts for marketable securities in accordance with Statements of Financial Accounting Standards No. 115. Accordingly, these securities are stated at fair value with unrealized gains and losses included as a component of stockholders' equity until realized. At June 30, 1997, the Company recorded a marketable securities valuation allowance for an unrealized loss of $229,000 as a component of stockholders' equity. At June 30, 1997, the Company recorded a valuation allowance equal to the deferred tax effects of the marketable securities net unrealized loss as management of the Company has not been able to determine that it is more likely than not that the unrealized capital loss with be realized.

The Company has a $1,000,000 revolving line of credit agreement with a bank which bears interest at 1% over the bank's prime lending rate and expires in July 1998. No amounts were outstanding at December 31, 1996 or June 30, 1997.

PART II OTHER INFORMATION


Item 1.  Legal Proceedings

Claim of Former Investment Banker

On August 5, 1997, Amrion's former investment banker commenced litigation against Amrion and Mark S. Crossen for breach of contract and other claims arising out of Amrion's failure to pay a fee to this investment banker in connection with the Merger. The litigation, filed in the District Court for the City and County of Denver, Colorado, and captioned "The Wallach Company, Inc. v. Amrion, Inc. and Mark S. Crossen," seeks unspecified damages. Amrion believes The Wallach Company's assertions are without merit and intends to vigorously defend this action.


Item 4.  Submission of Matters to a Vote of Security Holders.

On June 27, 1997, the Company held its 1996 Annual Meeting of Shareholders. The following matters, and the shareholder vote on each matter, were considered by the Company's shareholders:

          1. To elect five (5) Directors to serve until the next Annual Meeting of Shareholders and until their successors shall have been elected and qualified.

                                 FOR             AGAINST          ABSTAIN

      Mark S. Crossen          3,363,492                           4,901
      Jeffrey S. Williams      3,363,492                           4,901
      Theodore W. Brin         3,355,989                           4,901
      David E. Houseman        3,355,989                          12,404
      Leslie G. Taylor         3,355,989                          12,404


          2. To ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants.

                  3,315,174  shares voted for the proposal
                     42,350 shares voted against the proposal; and 10,869 shares abstained (including broker non-votes).

Item 5.  Other Information

Agreement with Whole Foods Market, Inc.

On June 9, 1997, the Company entered into an agreement with Whole Foods Market, Inc. ("Whole Foods") whereby a wholly-owned subsidiary of Whole Foods will merge into the Company and the Company will become a wholly-owned subsidiary of Whole Foods (the "Merger"). Under the terms of the proposed Merger, each share of the Company's issued and outstanding common stock will be converted into .87 shares of Whole Foods common stock.

The Company has called a special meeting of its shareholders to be held on September 11, 1997, to consider and approve the proposed Merger (the "Special Meeting"). If the Merger is approved by the Company's shareholders at the Special Meeting, the Merger will be consummated on or about September 11, 1997.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit Number:                Description:
                   2                         Agreement and Plan of Merger Among
                                             Whole Foods Market, Inc., Nutrient
                                             Acquisition Corp., and Amrion, Inc.
                                             Dated June 9, 1997
                  27                         Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ending June 30, 1997.



No other  information  is required to be included in response to Items 1-6 under
Part II of this form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMRION, INC.

Date: August 14, 1997
                               by: /s/ Jeffrey S. Williams
                                   Jeffrey S. Williams, Chief Financial Officer